Form 10QSB
period 1996-03-31
CAPITAL 2000 INC
filed 1996-05-10
CIK 808432

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 1996

                      Commission File Number: 33-11062-D

                           CAPITAL 2000, INC.
      ----------------------------------------------------------------
      (Exact name of small business issuer as specified in its charter)

          Colorado                                      84-1049047
- - ----------------------------                ---------------------------------
(State of other jurisdiction of             (IRS Employer Identification No.)
 incorporation or organization)

                   P.O. Box 460363, Aurora, Colorado 80015
          ----------------------------------------------------------
          (Address of principal executive offices including zip code)

                              (303) 690-6787
                         --------------------------
                         (Issuer's telephone number)

               16178 East Prentice Place, Aurora, Colorado 80015
               -------------------------------------------------
               (Former address, if changed, since last report.)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes X             No___

As of May 8, 1996, 1,900,000 shares of common stock, no par value per share, were outstanding.

Transitional Small Business Disclosure Format (check one): Yes___     No X


                              CAPITAL 2000, INC.

                                    INDEX

PART I.  FINANCIAL INFORMATION                              Page No.

         Balance Sheets as of March 31, 1996
         and December 31, 1995                                  3

         Statements of Operations for the
         Three Months Ended March 31, 1996 and 1995
         and from October 22, 1986 (Date of Inception)
         through March 31, 1996                                 4

         Statements of Cash Flows for the Three
         Months Ended March 31, 1996 and 1995 and from
         October 22, 1986 (Date of Inception) through
         March 31, 1996                                         5

         Notes to Financial Statements                          6

         Management's Discussion and Analysis
         or Plan of Operations                                  7

PART II. OTHER INFORMATION                                      7

         Signatures                                             8


                            CAPITAL 2000, INC.
                       (A Development Stage Company)

                              BALANCE SHEETS
                                (Unaudited)

                                  ASSETS
                                                     March 31     December 31
                                                       1996          1995
                                                   -----------    -----------

Current Assets                                      $      246     $       -
  Total Current Assets                                     246             -

  Total Assets                                      $      246     $       -


                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts payable                               $    1,150     $  19,215
     Other                                               2,000             -
  Total Current Liabilities                              3,150        19,215

Stockholders' Equity:
     Common Stock, no par value,
          500,000,000 shares authorized
          1,900,000 shares issued and
          outstanding                                   67,550        47,550
     Additional paid-in capital                        133,156       133,156
     Deficit accumulated during development
       stage                                          (203,610)     (199,921)
Total Stockholders' Equity                              (2,904)      (19,215)

Total Liabilities and Stockholders' Equity           $     246     $       -

The accompanying notes are an integral part of the financial statements.


                            CAPITAL 2000, INC.
                       (A Development Stage Company)

                         STATEMENTS OF OPERATIONS
                                (Unaudited)

                                                                  From October
                                                                    22, 1986
                                                                    (Date of
                                          Three Months Ended       Inception)
                                               March 31,          to March 31,
                                           1996         1995          1996
                                        ----------  -----------    ----------

Revenues                                $        -  $         -    $       75

Operating Expenses:
     Professional fees                       1,754        4,710        29,907
     Payments to related persons                 -            -       154,486
     Stock issued for services                   -            -         4,050
     Other                                   1,935        1,381        15,242
       Total Operating Expenses              3,689        6,091       203,685

Net Loss                                $   (3,689)  $   (6,091)   $ (203,610)

Per Share                               $      nil   $     (.04)   $     (.19)

Weighted Average Number of Shares
 Outstanding                             1,045,100      160,200     1,045,100

The accompanying notes are an integral part of the financial statements.


                              CAPITAL 2000, INC.
                        (A Development Stage Company)

                          STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                                               From October
                                          Three Months Ended     22, 1986
                                                March 31,        (Date of
                                            1996       1995      Inception)
                                          -------------------  ------------
Cash Flows Operating Activities:
     Net (loss)                           $ (3,689)  $ (6,091)  $(203,610)
     Stock issued for services                   -          -       4,050
     Increase (Decrease) in
      accounts payable                     (18,065)     6,091       1,150

  Net Cash (Used in) Operating
   Activities                              (21,754)         -    (198,410)

Cash Flows from Investing Activities:
     Advances from related party             2,000          -       2,000

  Net Cash Provided by (Used in)
   Investing Activities                      2,000          -       2,000

Cash Flows from Financing Activities:
     Issuance of common stock               20,000          -     196,656

Cash Flows from Financing Activities        20,000          -     196,656

Increase in Cash                               246          -         246

Cash, Beginning of Period                        -          -           -

Cash, End of Period                       $    246   $      -   $     246

Interest Paid                             $      -   $      -   $       -

Income Taxes Paid                         $      -   $      -   $       -

The accompanying notes are an integral part of the financial statements.


                              CAPITAL 2000, INC.
                        (A Development Stage Company)

                        NOTES TO FINANCIAL STATEMENTS
                         March 31, 1996 (Unaudited)


(1)  CONDENSED FINANCIAL STATEMENTS

     The financial statements included herein have been prepared by Capital 2000, Inc. without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and Capital 2000, Inc. believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the December 31, 1995 audited financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are in some respect's dependent upon the facts that will exist, and procedures that will be accomplished by Capital 2000, Inc. later in the year.

     The management of Capital 2000, Inc. believes that the accompanying unaudited condensed financial statements contain all adjustments (including normal recurring adjustments) necessary to present fairly the operations and cash flows for the periods presented.

(2)  CHANGE IN CONTROL OF THE COMPANY

     During the three month period ended March 31, 1996 the Company issued 1,709,800 shares of common stock in exchange for an individual assuming and paying $20,000 of the Company's accounts payable. This individual sold these shares, thereby transferring 90% ownership of the Company to new stockholders.

                                  ITEM 2

         MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS


     Capital 2000, Inc. (the "Company") formerly O.T.C. Capital Corporation was organized as a Colorado corporation on October 22, 1986, in order to evaluate, structure and complete a merger with, or acquisition of, prospects consisting of private companies, partnerships of sole proprietorships. The Company may seek to acquire a controlling interest in such entities in contemplation of later completing an acquisition. The Company is not limited to any operation or geographic area in seeking out opportunities. Management has not identified any particular business or industry within which the Company will seek an acquisition or merger. The Company has not conducted, nor have others made available to it, market research supporting the viability of the Company's proposed operations.

     The Company generated no revenues during the quarter ended March 31, 1996, and management does not anticipate any revenues until following the conclusion of a merger or acquisition, if any, as contemplated by the Company's business plan.

     The Company's capital is limited. The Company anticipates operational costs will be limited until such time as significant evaluation work is undertaken regarding prospective mergers or acquisitions.

     At March 31, 1996, the Company had no material commitments for capital expenditures.

                          PART II OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

         None.

Item 2.  CHANGES IN SECURITIES

         None.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

Item 5.  OTHER INFORMATION

         None.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         None.


                                  SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    CAPITAL 2000, INC.


                                    By:/s/ Timothy J. Brasel
                                       Timothy J. Brasel
                                       President (Chief Executive Officer,
                                       Principal Financial and Accounting
                                       Officer) and a Director

Date: May 10, 1996