Form 10QSB
period 1996-09-30
CAPITAL 2000 INC
filed 1997-02-03
CIK 808432

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 1996

                      Commission File Number: 33-11062-D

                           CAPITAL 2000, INC.
       ----------------------------------------------------------------
      (Exact name of small business issuer as specified in its charter)

          Colorado                                      84-1049047
----------------------------                ---------------------------------
(State of other jurisdiction of             (IRS Employer Identification No.)
 incorporation or organization)

                    P.O. Box 460363, Aurora, Colorado 80015
          ----------------------------------------------------------
          (Address of principal executive offices including zip code)

                                303/690-6787
                          --------------------------
                         (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes ---             No -X-

As of September 30, 1996, 1,900,000 shares of common stock, no par value per share, were outstanding.

Transitional Small Business Disclosure Format (check one): Yes___     No X

                              CAPITAL 2000, INC.

                                    INDEX

PART I.  FINANCIAL INFORMATION                              Page No.

         Balance Sheets as of September 30, 1996
         and December 31, 1995                                  3

         Statements of Operations for the Three Months
         Ended September 30, 1996 and 1995 and from
         October 22, 1986 (Date of Inception) through
         September 30, 1996                                     4

         Statements of Operations for the Nine Months
         Ended September 30, 1996 and 1995 and from
         October 22, 1986 (Date of Inception) through
         September 30, 1996                                     5

         Statements of Cash Flows for the Three Months
         Ended September 30, 1996 and 1995 and from
         October 22, 1986 (Date of Inception) through
         September 30, 1996                                     6

         Statements of Cash Flows for the Nine Months
         Ended September 30, 1996 and 1995 and from
         October 22, 1986 (Date of Inception) through
         September 30, 1996                                     7

         Notes to Financial Statements                          8

         Management's Discussion and Analysis
         or Plan of Operations                                  9

PART II. OTHER INFORMATION                                      9

         Signatures                                            10

                            CAPITAL 2000, INC.
                       (A Development Stage Company)

                              BALANCE SHEETS
                                (Unaudited)

                                  ASSETS
                                                  September 30    December 31
                                                      1996           1995
                                                   -----------    -----------
Current Assets                                      $      85      $       -
  Total Current Assets                                     85              -

  Total Assets                                      $      85      $       -

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts payable                               $   9,120      $  19,215
     Other                                              9,000              -
  Total Current Liabilities                            18,120         19,215

Stockholders' Equity:
     Common Stock, no par value,
          500,000,000 shares authorized
          1,900,000 shares issued and
          outstanding                                  67,550         47,550
     Additional paid-in capital                       133,156        133,156
     Deficit accumulated during development
       stage                                         (213,282)      (199,921)
Total Stockholders' Equity                            (18,035)       (19,215)

Total Liabilities and Stockholders' Equity           $     85      $       -

The accompanying notes are an integral part of the financial statements.

                            CAPITAL 2000, INC.
                       (A Development Stage Company)

                         STATEMENTS OF OPERATIONS
                                (Unaudited)

                                                              From October
                                                                22, 1986
                                                                (Date of
                                        Three Months Ended      Inception)
                                          September 30,       to September 30,
                                         1996         1995         1996
                                      ----------  ----------- ---------------
Revenues                              $        -  $         -   $       75

Operating Expenses:
     Professional fees                     5,432          259       41,368
     Payments to related persons               -            -      154,486
     Stock issued for services                 -            -        4,050
     Other                                    27           67       18,912
       Total Operating Expenses            5,459          326      218,741

Net Loss                              $   (5,459)  $      326   $ (219,741)

Per Share                             $      nil   $      nil   $     (.12)

Weighted Average Number of Shares
 Outstanding                           1,900,000      190,200    1,900,000

The accompanying notes are an integral part of the financial statements.

                            CAPITAL 2000, INC.
                       (A Development Stage Company)

                         STATEMENTS OF OPERATIONS
                                (Unaudited)

                                                               From October
                                                                 22, 1986
                                                                 (Date of
                                       Nine Months Ended        Inception)
                                          September 30,       to September 30,
                                        1996        1995           1996
                                     ----------  -----------  ---------------
Revenues                             $        -  $         -    $       75

Operating Expenses:
     Professional fees                   13,215        7,795        41,368
     Payments to related persons              -            -       154,486
     Stock issued for services                -            -         4,050
     Other                                5,605        1,871        18,912
       Total Operating Expenses          18,820        9,666       218,816

Net Loss                             $  (18,820)  $   (9,666)   $ (218,741)

Per Share                            $     (.01)  $     (.05)   $     (.12)

Weighted Average Number of Shares
 Outstanding                          1,900,000      179,127     1,900,000

The accompanying notes are an integral part of the financial statements.

                              CAPITAL 2000, INC.
                        (A Development Stage Company)

                          STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                                               From October
                                          Three Months Ended     22, 1986
                                             September 30,       (Date of
                                            1996       1995      Inception)
                                         -------------------  ------------
Cash Flows Operating Activities:
     Net (loss)                          $ (5,459)  $   (326)   $(218,741)
     Stock issued for services                  -          -        4,050
     Increase (Decrease) in
      accounts payable                      4,498        326        9,120

  Net Cash (Used in) Operating
   Activities                                (961)         -     (205,571)

Cash Flows from Investing Activities:
     Advances from related party                -          -        9,000

  Net Cash Provided by (Used in)
   Investing Activities                         -          -        9,000

Cash Flows from Financing Activities:
     Issuance of common stock                   -          -      196,656

Cash Flows from Financing Activities            -          -      196,656

Increase (Decrease) in Cash                  (961)         -           85

Cash, Beginning of Period                   1,046          -            -

Cash, End of Period                      $     85   $      -    $      85

Interest Paid                            $      -   $      -    $       -

Income Taxes Paid                        $      -   $      -    $       -

The accompanying notes are an integral part of the financial statements.

                              CAPITAL 2000, INC.
                        (A Development Stage Company)

                          STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                                               From October
                                           Nine Months Ended     22, 1986
                                              September 30,      (Date of
                                            1996       1995      Inception)
                                          -------------------  ------------
Cash Flows Operating Activities:
     Net (loss)                           $(18,820)  $ (9,666)  $(218,741)
     Stock issued for services                   -          -       4,050
     Increase (Decrease) in
      accounts payable                     (10,095)     2,166       9,120

  Net Cash (Used in) Operating
   Activities                              (28,915)    (7,500)   (205,571)

Cash Flows from Investing Activities:
     Advances from related party             9,000          -       9,000

  Net Cash Provided by (Used in)
   Investing Activities                      9,000          -       9,000

Cash Flows from Financing Activities:
     Issuance of common stock               20,000      7,500     196,656

Cash Flows from Financing Activities        20,000      7,500     196,656

Increase in Cash                                85          -          85

Cash, Beginning of Period                        -          -           -

Cash, End of Period                       $     85   $      -   $      85

Interest Paid                             $      -   $      -   $       -

Income Taxes Paid                         $      -   $      -   $       -

The accompanying notes are an integral part of the financial statements.

                              CAPITAL 2000, INC.
                        (A Development Stage Company)

                        NOTES TO FINANCIAL STATEMENTS
                         September 30, 1996 (Unaudited)

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

On October 18, 1996, in accordance with the terms of the Share Purchase and Reorganization Agreement, as amended (the "Agreement"), investors led by Deem Securities Limited, an Australian company, purchased 1,490,000 shares of common stock (the "Common Stock"), which represents approximately 78% of the outstanding Common Stock. The shares of the Common Stock were purchased from two major shareholders, Timothy J. Brasel and Dr. Paul H. Dragul, or their affiliates (the "shareholders") for $133,600. The resulting majority shareholder, Ilmington Investments Limited ("Ilmington"), a British Virgin Islands company, which holds 970,000 shares of the Common Stock, used corporate funds to purchase shares.

The Company also entered into a Sale of Business Agreement to acquire all assets related to the cold vaporization purification technology from Rainpure Pty. Ltd., an Australian company. However, this agreement was terminated, and subsequently on December 18, 1996, a Rescission Agreement was entered into between the same parties who had originally entered into the Share Purchase and Reorganization Agreement on October 18, 1996. The sale and transfer of 1,540,000 shares of the Company's common stock was also rescinded.

The Company generated no revenues during the quarter ended September 30, 1996, and management does not anticipate any revenues until following the conclusion of a merger or acquisition, if any, as contemplated by the Company's business plan.

The Company's capital is limited. The Company anticipates operational costs will be limited until such time as significant evaluation work is undertaken regarding prospective mergers or acquisitions.

At September 30, 1996, the Company had no material commitments for capital expenditures.

                          PART II OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS
         None.

Item 2.  CHANGES IN SECURITIES
         None.

Item 3.  DEFAULTS UPON SENIOR SECURITIES
         None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         None.

Item 5.  OTHER INFORMATION
         None.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
         No Reports on Form 8-K were filed during the quarter ended September 30, 1996. However, the Company filed a Current Report on Form 8-K to report a change of control on October 18, 1996, and subsequently, a Current Report on Form 8-K dated December 18, 1996 was filed reporting a rescission of the change in control previously reported.

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

Date: February 3, 1997