Form 10KSB
period 1996-12-31
CAPITAL 2000 INC
filed 1997-04-15
CIK 808432

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended: December 31, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _________ to __________

                       Commission file number: 33-11062-D

                               CAPITAL 2000, INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

         Colorado                              84-1049047
---------------------------               -------------------------------
(State of other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

               602 Main Street, Suite 1102, Cincinnati, Ohio 45202
          ------------------------------------------------------------
          (Address of principal executive offices, including zip code)

                                 (513) 241-7470
                                 --------------
                           (Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act:  NONE

Securities registered under Section 12(g) of the Exchange Act:  NONE

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes X No
                                    ---

Check if disclosure of delinquent filers pursuant to Item 405 of Regulations S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for its most recent fiscal year were $-0-.

The aggregate market value of voting stock of the Registrant held by non-affiliates was $11,370,403 as of April 11, 1997.

As of April 14, 1997, 10,590,100 shares of common stock, no par value per share, were outstanding.

Documents incorporated by reference:

                                             Part of Form 10-KSB Into Which
            Document                    Portions of Documents are Incorporated
            --------                    --------------------------------------

Definitive Proxy Statement for the 1997                 Part III
Annual Meeting of Stockholders
to be Filed with the Securities and
Exchange Commission prior to
April 30, 1997

Transitional Small Business Disclosure Format:       Yes      No  X
                                                       ----     ----

         Special Cautionary Notice Regarding Forward-Looking Statements
         --------------------------------------------------------------

         Certain of the matters discussed under the caption "Description of Business" may constitute forward-looking statements for purposes of the Securities Act of 1933 and the Securities Exchange Act of 1934, as amended, and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Important factors that could cause the actual results, performance or achievement of the Company to differ materially from the Company's expectations are disclosed in this document including, without limitation, those statements made in conjunction with any forward-looking statements under "Description of Business". All written or oral forward-looking statements attributable to the Company are expressly qualified in their entirety by such factors.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

         Capital 2000, Inc. (the "Registrant" or the "Company") was incorporated under the laws of the State of Colorado on October 22, 1986 under the name O.T.C. Capital Corporation. On March 15, 1995, the name of the Company was changed to Capital 2000, Inc. The Company was originally formed for the primary purpose of seeking out acquisitions of properties, businesses, or merger candidates, without limitation as to the nature of the business operations or geographic area of the acquisition candidate. From inception through the date of completion of its initial public offering of securities, the Company's activities were directed toward the acquisition of operating capital.

         The Company completed its initial public offering in June, 1987, receiving net proceeds of $140,726 from the sale of 40,000,000 shares of the Company's common stock, $.001 par value per share (the "Common Stock"). During 1987 most of the offering proceeds were expended and during February 1988 all of the officers and directors resigned and new officers and directors were appointed. From that date until February, 1997, the Company had virtually no assets or liabilities and no business operations. On March 24, 1995, the Company completed a 1 for 250 reverse stock split.

         Effective February 12, 1997, the Company acquired all of the outstanding shares of United Shields Corporation ("USC") in exchange for restricted shares of Common Stock (the "Exchange") pursuant to a Share Exchange Agreement between the Company and USC. After the Exchange, USC's shareholders own approximately 90% of the of the outstanding Common Stock. As part of the Exchange, seven shareholders of the Company agreed to cancel a total of 849,900 shares of Common Stock and to transfer 45,000 shares to a new corporate shareholder. After the cancellation and transfer of 894,900 shares of Common Stock, the seven shareholders own 504,120 shares of Common Stock.

         In connection with the Exchange, the directors and officers of USC became the directors and officers of the Company. The directors and officers of USC, and the Company as of the effective date of the Exchange, are T. J. Tully, Anthony G. Covatta and James J. Carroll. All references to the Company herein include its wholly-owned subsidiary, USC, unless otherwise stated.

DESCRIPTION OF BUSINESS

         The Company is seeking to acquire one or more businesses which will complement the business of its wholly-owned subsidiary, USC. The Company is currently engaged in discussions with potential acquisition candidates. See "Management's Plan of Operations."

         USC holds the exclusive worldwide marketing rights for a patented collapsible plastic bottle (the "Bottle") for retail/consumer sale of water and water-based beverages and pre-packed powdered instant drink mixes. The Bottles are filled with liquid by consumers or retailers using a manually operated spigot, filling through a flip top cap. The compressed plastic Bottle expands as filled and remains semi-rigid. When filled, the Bottle stands on its own; when empty, it folds into a compressible flat package approximately four inches by five inches by two inches. USC also has the right to use a patented bottle processing unit (integrator) that can prepack concentrates, and evacuate, cap, label and fold the Bottles.

         The rights to the Bottle were purchased pursuant to a Sales Agreement, as amended (the "Sales Agreement") dated May 5, 1995 between a predecessor of USC and a predecessor of Inflo North America Limited ("Inflo"), the current parties to the Sales Agreement. The Sales Agreement provides that USC will purchase a minimum number of Bottles during the term of the Sales Agreement ranging from 2.5 million in the first contract year to 400 million in the sixth contract year and thereafter. The Company will either purchase the Bottles at an estimated price per Bottle of CDN$0.2246 plus a margin component ranging from CDN$0.07 to CDN$0.015, depending on the number of Bottles purchased, or cause the Bottles to be produced and pay to Inflo the amount of the margin component. Based on the exchange rate as of December 31, 1996, the purchase price of the Bottles in U.S. dollars is $0.1718 plus a margin component ranging from $0.05 to $0.011.

         While the Bottles may be filled using a robotic or automatic filling system, the Company is prohibited from using or marketing such systems under the terms of the Sales Agreement. The Company is also prohibited from using or marketing the Bottles for any purpose other than the retail/consumer sale of water and other water-based beverages and pre-packed instant drink mixes. This prohibition includes the retail/consumer sale of non-food uses.

         The Sales Agreement provides for an initial term of six years expiring on January 31, 2001, with successive automatic one year renewals thereafter. The Sales Agreement may be terminated by either party upon 30 days notice if the other party defaults and fails to remedy the default (or take actions to remedy the default) within the 30 day notice period. Either party may terminate the Sales Agreement immediately upon giving notice of termination if the other party attempts to assign its rights under the Sales Agreement. The Sales Agreement may be terminated by either party without notice in the event the other party becomes bankrupt or insolvent, makes an assignment for the benefit of creditors or has a receiver appointed which appointment is not vacated within 30 days thereafter.

COMPETITION

         The Company believes the Bottles are a different type of product from that which currently exists in the marketplace and cannot be duplicated because the Bottles are protected by patents. Consequently, the Company believes it has no specific competitors with respect to the Bottles. However, the food and beverage industry is highly competitive and is dominated by many competitors who are substantially larger and have greater financial resources than the Company. The Company will compete with other beverage manufacturers for a share of the beverage market. In addition, the Company will compete with numerous manufacturers of water and beverage products for extremely limited grocery shelf space.


PATENTS

         The Bottle and bottle processing equipment are protected by patents in the United States, Canada, France, Spain, Austria, Germany, Switzerland, Belgium, Sweden, Great Britain and Australia. The U.S. Patent and Trademark Office and the European Patent Office have conducted patent searches and have not identified any prior art which would serve to invalidate or otherwise limit the issued patents. The patents will expire in approximately 14 years.

EMPLOYEES

         The Company's officers are T. J. Tully and James J. Carroll. Currently Mr.Tully serves on a full-time basis without compensation and Mr. Carroll serves on a part-time basis without compensation. The Company anticipates that it will compensate its officers during fiscal 1997. The Company has no other employees.

ITEM 2.  DESCRIPTION OF PROPERTY

         The Company owns no real property. The Company leases its executive office located in Cincinnati, Ohio.

ITEM 3.  LEGAL PROCEEDINGS

         There are no pending legal proceedings, and the Company is not aware of any threatened legal proceedings to which it may be a party.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1996.

                                     PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

    (a)  MARKET INFORMATION

         The following table sets forth, for the periods indicated, the high and low bid price for the Common Stock for the quarters indicated as reported on the Nasdaq Bulletin Board. The high and low bid prices were provided by a market maker for the Company, and reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The following prices have been adjusted to reflect a 1 for 250 reverse stock split effected on March 24, 1995. The common stock did not trade in 1995 or the first two quarters of 1996.


                                     1996                           1997
                           ---------------------------     ---------------------
                               High         Low                High        Low
                              ------        ----              ------      -----

First Quarter                   --           --               $2.75        $0.75
Second Quarter                  --           --                2.75         2.00(1)
Third Quarter                 $1.00        $0.75
Fourth Quarter                 1.00         0.75

----------------
(1) through April 14, 1997.

         (b)      HOLDERS

                  As of April 14, 1997, the Company had approximately 123 shareholders of record.

         (c)      DIVIDENDS

                  The Company has never paid a cash dividend on the Common Stock and does not expect to pay a cash dividend in the foreseeable future.

ITEM 6.  MANAGEMENT'S PLAN OF OPERATIONS

         The following description of "Management's Plan of Operation" constitutes forward-looking statements for purposes of the Securities Act of 1933 and the Securities Exchange Act of 1934, as amended, and as such involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Important factors that could cause the actual results, performance or achievement of the Company to differ materially from the Company's expectations include the factors discussed in connection with the particular statements contained in the Plan of Operations and the following factors: 1) the Company's inability to obtain financing for acquisitions and for general operations including the marketing of the Bottle;

2) the Company's inability to establish a successful alliance with a major marketer to the supermarket and convenience store markets; 3) the Company's inability to obtain significant shelf space in supermarkets and convenience stores due to competition for space by all food products, requirements to sell through specific distributors, commission or other rate structures which prevent the Company from achieving adequate profit margins and other similar factors; 4) the product is not accepted in the marketplace due to costs or other reasons;
(5) the Company's inability to supply the product to meet market demand; (6) generally unfavorable economic conditions which would adversely affect purchasing decisions by retailers or consumers; (7) development of a similar competing product which is not an infringement of the patent on the Bottle; (8) inability of the owner of the patent for the Bottle to protect against infringement; and (9) the Company's inability to successfully complete and integrate acquisitions. All forward-looking statements attributable to the Company are expressly qualified in their entirety by such factors.

         The Company's principal focus is to make one or more acquisitions. The Company believes that acquisitions are a means of increasing its asset and revenue base, adding expertise and diversifying its product offerings. The consummation of one or more acquisitions would likely have the effect of significantly increasing the number of employees of the Company. Acquisitions may involve a number of risks including, without limitation, diversion of management's attention, dependence on retaining, hiring and training key personnel, adverse short-term effects on operating results, unanticipated problems or legal liabilities and amortization of acquired intangible assets, some of which could have a material adverse effect on the Company's operations and financial results. The success of any acquisition requires that the Company be able to successfully integrate the operations of the acquired company with the operations of the Company without substantial costs, delays or other problems and to manage the acquired company profitably or achieve levels of profitability that justify the investment made by the Company in the acquired company. There can be no assurance that the Company will be successful in consummating the acquisition of acquisition candidates or integrating acquired companies.

         The Company has entered into a letter of intent to acquire an Ohio-based manufacturer of plastic bottle injection molded pre-forms with annual revenues for 1996 of approximately $14.5 million. The Company is currently in negotiations to enter into a stock purchase agreement with this manufacturer and to obtain financing for this acquisition.

         The Company is currently in the process of evaluating, and the Company intends to continue to identify and evaluate other potential acquisition candidates whose product or product lines could benefit the operations of the Company. The Company anticipates that such acquisition candidates would be involved in plastics manufacturing, production, packaging, distribution and/or production of various consumer beverage products.

         The Company has acquired from Inflo the exclusive world-wide marketing rights for the Bottle for use in the retail/consumer sale of water and other water based beverages. The marketing of the Bottle is expected to be funded by either an additioanl equity investment in the Company or from operating revenues, if the Company is successful in acquiring an existing business, as described above. The inability of the Company to meet sales volume and other requirements of the Sales Agreement with Inflo could have a material adverse effect on the results of the Company. See "Description of Business."

         The Company believes that the marketing potential for the Bottle is that it would significantly reduce the costs associated with manufacturing, distributing and marketing bottled beverages. The primary benefit of the Bottle is derived from the fact that the Bottle can be shipped and stored in its collapsible state; water can be added to it manually, without the use of special equipment. The Company believes that the convenience of being able to add water to the Bottle at any stage in the sales and distribution chain enables the Company to market the Bottle for a variety of uses. For example, the Company believes that there is a segment of the consumer market (e.g., homemakers, hikers, campers, daycare centers, etc.) that would have access to water and would desire the Bottle and related products for drinks without transporting the weight of a bottle pre-filled with liquid. The Company also believes that there are distributors and retailers who would benefit from the convenience of being able to control when and where the Bottles are filled in order to reduce transportation and/or storage costs.

         The Company, through USC, intends to market the Bottle for the sale of filtered bottle water and for use with various powdered instant drink mixes and bottled water-based flavored drinks. USC's initial marketing efforts will be directed to the following: 1) contracting with a food broker to develop one or more private label products for sale to manufacturers of retail/consumer water or water based beverages; and 2) forming one or more alliances with major marketers to supermarket and convenience store markets. Actual results could differ materially from the Company's expectations because the developing and marketing of any new product in a new market, particularly a new beverage product is intensely competitive. Most new products are not successful. Even if successful, the success may not be achieved without incorporating numerous changes or refinements to the product and/or its packaging.

         The Company may manufacture and distribute the Bottle although it is not required to manufacture the Bottle under the Sales Agreement. USC will coordinate the production and shipping of the Bottle in cooperation with Inflo. It is expected that the actual distribution of the product will be handled by existing food brokers, marketing companies, copackers and other suppliers to, and distributors of, food and grocery products (collectively referred to as "distributors"). In other words, it is contemplated that the distributors will actually generate sales to supermarket and convenient stores, service accounts, invoice sales and collect receivables.

         USC borrowed from Ramsay-Hughes, Inc. the principal amount of $85,000 on December 12, 1995, and the principal amount of $66,568.70 on December 1, 1996, pursuant to two promissory notes. As of December 31, 1996, USC had paid $71,640.70 of the total principal amount of $151,568.70. The $85,000 note bears interest at a rate of 8% per annum; both notes were due and payable on March 31, 1997. The unpaid balance is now due on demand and as of April 15, 1997, Ramsay-Hughes, Inc. had not made a demand for payment of the balance due. Ramsay-Hughes, Inc. owns beneficially approximately 16.5% of the outstanding common stock of the Company (including approximately 2.2% which is owned individually by the directors and executive officers of Ramsay-Hughes, Inc.).

         The Company believes that it will be required to seek additional equity financing in order to fulfill its plan of operations as described above. Management is currently investigating the possibility of a registered stock offering to raise additional equity financing.

ITEM 7.  FINANCIAL STATEMENTS

         Please see pages F-1 through F-23

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

         Not Applicable.

                                    PART III

ITEMS 9-12.

         The Registrant hereby incorporates the information required by Form 10-KSB, Items 9-12 by reference to the Company's definitive proxy statement for its 1997 Annual Meeting of Stockholders which will be filed with the Commission prior to April 30, 1997.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      The following documents are filed as a part of this report:

                                                                     1996 Form
                                                                    10-KSB Page
                                                                    -----------
1.       Financial Statements:

         Report of Independent Certified Public                        F-3
         Accountants

         Balance Sheet of Capital 2000, Inc.,                          F-4
         December 31, 1996

         For each of Capital 2000, Inc.'s two fiscal years in the period ended December 31, 1996

                  Statements of Operations                             F-5

                  Statements of Changes in Stockholders' (Deficit)     F-6

                  Statements of Cash Flows                             F-8

                  Notes to Financial Statements                        F-10

         Report of Independent Certified Public                        F-16
         Accountants

         Balance Sheet of United Shields Corporation,                  F-17
         December 31, 1995 and December 31, 1996

         For each of United Shield Corporation's
         two fiscal years in the period
         ended December 31, 1996


                  Statements of Operations                             F-18

                  Statements of Deficit & Stockholders' Equity         F-19

                  Statements of Cash Flows                             F-20

                  Notes to Financial Statements                        F-21


2.       Exhibits
         --------                                               Filed Herewith
                                                                 (Page #) or
                                                                Incorporated by
                                                                 Reference to:
                                                                ---------------
         2                 Plan of Acquisition, Reorganization,
                           Arrangement, Liquidation or Succession

                           (1)      Share Exchange Agreement between the        Exhibit 10.1 to the
                                    Company and USC dated February 12,          Company's Form 8-K
                                    1997                                        filed on April 1, 1997

         3(a)

                           (1)      Articles of Incorporation                   Exhibit 3.1 to the
                                                                                Company's Registration
                                                                                Statement
                                                                                (No. 33-11062-D)

                           (2)      Articles of Amendment to the Articles of    Exhibit 3.1(a) to the
                                    Incorporation dated March 15, 1995          Company's Form 10-K
                                                                                for the year ended
                                                                                December 31, 1995

                           (3)      Articles of Amendment to the Articles of    Exhibit 3.1(b) to the
                                    Incorporation dated February 26, 1996       Company's Form 10-K
                                                                                for the year ended
                                                                                December 31, 1995

         3(b)              Bylaws of the Company                                Exhibit 3.2 to the
                                                                                Company's Registration
                                                                                Statement
                                                                                (No. 33-11062-D)

         10(i)             Material Agreements


                  (a)(1)   Sales Agreement between In-Flo Liquid Dispens-       E-1 to E-16
                           ing Corporation and Diverse Products
                           Incorporated dated May 5, 1995

                  (a)(2)   Assignment of Sales Agreement between                E-17 to E-18
                           Diverse Products Incorporated and Health
                           Shields Corporation dated May 9, 1995

                  (a)(3)   Assignment of Sales Agreement between                E-19 to E-20
                           Inflo-Liquid Dispensing Corporation and Inflo
                           North America Limited dated January 22, 1996

                  (a)(4)   Addendum to Assignment of Sales Agreement            E-21
                           between Diverse Products Incorporated and
                           Health Shields Corporation dated August 8, 1996

                  (a)(5)   Amending Agreement between Inflo North               E-22 to E-25
                           America Limited and Health Shields
                           Incorporated dated February 1, 1996

                  (a)(6)   Second Addendum to Assignment of Sales               E-26 to E-27
                           Agreement between Diverse Products Incorporated and
                           USC dated April 10, 1997

                  (a)(7)   Promissory Note of USC dated December 12, 1995       E-28 to E-29
                           in favor of Ramsay-Hughes, Inc.

                  (a)(8)   Letter of Ramsay-Hughes, Inc. dated December 1,      E-30
                           1996 extending Promissory Note dated December 12,
                           1995

                  (a)(9)   Promissory Note of USC dated December 1, 1996        E-31 to E-32
                           in favor of Ramsay-Hughes, Inc.


         21                Subsidiaries of the Registrant

                           The Registrant has one subsidiary, United Shields
                           Corporation, a Nevada corporation.

         27                Financial Data Schedule

         (b)      Reports on Form 8-K

                  Registrant filed a Form 8-K, dated October 18, 1996 reporting that (i) Deem Securities Limited ("Deem") had purchased 1,490,000 shares of Common Stock, representing approximately 78% of the outstanding Common Stock and (2) Registrant entered into a Sale of Business Agreement pursuant to which it would acquire all of the assets relating to the cold vaporization purification technology from Rainpure Pty. Ltd. subject to certain conditions. No financial statements were filed with the Form 8-K. The purchase of securities by Deem was reversed so that ownership of the Common Stock after the reversal was identical to the ownership prior to the purchase. The Sale of Business Agreement was not consummated.

                               CAPITAL 2000, INC.

                        (A Development-Stage Enterprise)
                        --------------------------------

                              FINANCIAL STATEMENTS

                                      with

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

                           December 31, 1996 and 1995

                               CAPITAL 2000, INC.

                        (A Development-Stage Enterprise)
                        --------------------------------

                                Table of Contents
                                -----------------


Reports of Independent Certified Public Accountants                  F-3

Financial Statements:

         Balance Sheet                                               F-4

         Statements of Operations                                    F-5

         Statement of Changes in Stockholders' (Deficit)             F-6

         Statements of Cash Flows                                    F-8

         Notes to Financial Statements                               F-9

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------

The Board of Directors
Capital 2000, Inc.
Colorado Springs, CO 80907

We have audited the accompanying balance sheet of Capital 2000, Inc. (A Development-Stage Enterprise) as of December 31, 1996, and the related statements of operations, stockholders' (Deficit) and cash flows for the years ended December 31, 1996 and 1995, and inception to December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements, referred to above, present fairly, in all material respects, the financial position of Capital 2000, Inc. (A Development-Stage Enterprise) as of December 31, 1996, and the results of its operations, changes in its stockholders' (Deficit) and its cash flows for the years ended December 31, 1996 and 1995, and inception to December 31, 1996 in conformity with generally accepted accounting principles.

                               SCHUMACHER & ASSOCIATES, INC.
                               Certified Public Accountants
                               12835 E. Arapahoe Road
                               Tower II, Suite 110
                               Englewood, Colorado  80112

April 2, 1997

                               CAPITAL 2000, INC.
                        (A Development-Stage Enterprise)
                        --------------------------------

                                  BALANCE SHEET
                                  -------------

                                December 31, 1996

                                     ASSETS


Current Assets                                                      $     --
                                                                    ---------

         TOTAL ASSETS                                               $     --
                                                                    ==========

 LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
   Accounts payable                                                  $  28,485
   Payable to related party                                             15,200
                                                                    -----------

   TOTAL CURRENT LIABILITIES                                            43,685
                                                                    -----------

Commitments (Note 4)                                                       --

Stockholders' (Deficit):
   Common stock, no par value,
     500,000,000 shares authorized
     190,200 shares issued and
     outstanding (Note 3)                                               67,550
   Additional paid-in capital                                          142,956
   Deficit accumulated                                                (254,191)
                                                                    -----------
  TOTAL STOCKHOLDERS' (DEFICIT)                                        (43,685)

  TOTAL LIABILITIES AND STOCKHOLDERS'

           (DEFICIT)                                                $      --
                                                                    ===========



The accompanying notes are an integral part of the financial statements.

                               CAPITAL 2000, INC.
                        (A Development-Stage Enterprise)
                        --------------------------------

                            STATEMENTS OF OPERATIONS
                            ------------------------
                                                                  From October
                                                                   22, 1986
                                                                   (Date of
                                                                   Inception)
                                      Year Ended     Year Ended      through
                                       December 31,  December 31,  December 31,
                                          1996          1995          1996
                                      -----------    -----------    -----------
Revenue:
  Interest income                     $      --      $      --      $        75
                                      -----------    -----------    -----------

Expenses:
  Professional fees                        47,382          8,268         75,535
  Payments to related parties                --             --          154,486
  Stock issued for services                  --             --            4,050
  Other                                     6,888          4,567         20,195
                                      -----------    -----------    -----------

                                           54,270         12,835        254,266
                                      -----------    -----------    -----------

Deficit Accumulated During
  Development Stage                   $   (54,270)   $   (12,835)   $  (254,191)
                                      ===========    ===========    ===========

Per Share                             $      (.03)   $      (.07)   $      (.78)
                                      ===========    ===========    ===========

Common shares outstanding               1,757,515        181,925        325,698
                                      ===========    ===========    ===========






The accompanying notes are an integral part of the financial statements.

                               CAPITAL 2000, INC.

                          (A Development Stage Company)
                          -----------------------------

                STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIT)

      From October 22, 1986 (Date of Inception) through December 31, 1996


                                                                                              Deficit
                                                                                            Accumulated        Total
                                                                            Additional        During         Stock-
                                                         Common Stock         Paid-in       Development      holders'
                                                    Shares        Amount      Capital          Stage        (Deficit)
                                                    -------      -------      --------      ---------       ---------

Balance, October 22, 1986 (inception)                    --      $    --      $     --      $      --       $      --
Issuance of stock for cash at $.25 per share         12,000        3,000            --             --           3,000
Issuance of stock for cash at $.50 per share         30,000        7,500         7,500             --          15,000
Net Loss                                                 --           --            --        (13,511)        (13,511)
                                                    -------      -------      --------      ---------       ---------
Balance, December 31, 1986                           42,000       10,500         7,500        (13,511)          4,489
Common stock issued for cash at $2.50 net of
offering cost                                        60,280       15,070       125,656             --         140,726
Net Loss                                                 --           --            --       (145,104)       (145,104)
                                                    -------      -------      --------      ---------       ---------
Balance, December 31, 1987                          102,280       25,570       133,156       (158,615)            111
Common stock issued for cash at $.25 per share       17,720        4,430            --             --           4,430
Net Loss                                                 --           --            --         (1,651)         (1,651)
                                                    -------      -------      --------      ---------       ---------
Balance, December 31, 1988                          120,000       30,000       133,456       (160,266)          2,890
Stock issued for services                            16,200        4,050            --             --           4,050
Net Loss                                                 --           --            --        (11,940)        (11,940)
                                                    -------      -------      --------      ---------       ---------
Balance, December 31, 1989                          136,200       34,050       133,456       (172,206)         (5,000)
Net Loss                                                 --           --            --             --              --
                                                    -------      -------      --------      ---------       ---------
Balance, December 31, 1990                          136,200       34,050       133,156       (172,206)         (5,000)
Common stock issued for cash at $.25 per share        4,000        1,000            --             --           1,000
Net Loss                                                 --           --            --           (267)           (267)
                                                    -------      -------      --------      ---------       ---------
Balance, December 31, 1991                          140,200      $35,050      $133,156      $(172,473)        $(4,267)

The accompanying notes are an integral part of the financial statements.

                               CAPITAL 2000, INC.
                          (A Development Stage Company)

           STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIT), CONTINUED From October 22, 1986 (Date of Inception) through December 31, 1996


                                                                                                    Deficit
                                                                                                  Accumulated      Total
                                                                                    Additional       During        Stock-
                                                            Common Stock             Paid-in      Development      holders'

                                                        Shares         Amount        Capital         Stage        (Deficit)
                                                    ----------       --------       --------      ---------       --------

Balance, December 31, 1991                             140,200         35,050        133,156       (172,473)        (4,267)
Net Loss                                                    --             --             --           (406)          (406)
                                                    ----------       --------       --------      ---------       --------
Balance, December 31, 1992                             140,200         35,050        133,156       (172,879)        (4,673)
Common stock issued for cash at $.25 per share          20,000          5,000             --             --          5,000
Net Loss                                                    --             --             --           (306)          (306)
                                                    ----------       --------       --------      ---------       --------
Balance, December 31, 1993                             160,200         40,050        133,156       (173,185)            21
Net Loss                                                    --             --             --        (13,901)       (13,901)
                                                    ----------       --------       --------      ---------       --------
Balance, December 31, 1994                             160,200         40,050        133,156       (187,086)       (13,880)
Common stock issued for cash as $.25 per share          30,000          7,500             --             --          7,500
Net Loss                                                    --             --             --        (12,835)       (12,835)
                                                    ----------       --------       --------      ---------       --------
Balance, December 31, 1995                             190,200       $ 47,550       $133,156      $(199,921)      $(19,215)
Common stock issued in exchange for assumption       1,709,800         20,000             --             --         20,000
of Company's payable
Company debt paid by stockholders                           --             --          9,800             --          9,800
Net Loss                                                                                            (54,270)       (54,270)
                                                    ----------       --------       --------      ---------       --------
Balance, December 31, 1996                           1,900,000       $ 67,550       $142,956      $(254,191)      $(43,685)
                                                    ==========       ========       ========      =========       ========





    The accompanying notes are an integral part of the financial statements.

                               CAPITAL 2000, INC.

                        (A Development-Stage Enterprise)
                        --------------------------------

                            STATEMENTS OF CASH FLOWS

                                                                                    From October
                                                                                    22, 1986
                                                                                    (Date of
                                                                                   Inception)
                                              Year Ended      Year Ended            through
                                              December 31,    December 31,        December 31,
                                                 1996              1995               1996
                                              --------           --------           ---------
Cash flow from operating activities:
  Excess of (expenses over revenue)
    during development stage                  $(54,270)          $(12,835)          $(254,191)
  Stock issued for services                         --                 --               4,050
  Increase in payable to stockholder            15,200                 --              15,200
  Increase (Decrease) in accounts
    payable                                      9,270              5,335              28,485
                                              --------           --------           ---------
Net cash (used in) operating
 activities                                    (29,800)            (7,500)           (206,456)
                                              --------           --------           ---------

Cash flows from investing activities                --                 --                  --
                                              --------           --------           ---------

Cash flow from financing activities:
  Stock issued for assumption of
    Company's debt                              20,000                 --              20,000
  Company accounts payable assumed
    and paid by stockholder                      9,800                 --               9,800
  Common stock issued, net of
    offering costs                                  --              7,500             176,656
                                              --------           --------           ---------

Net cash provided by financing
 activities                                     29,800              7,500             206,456
                                              --------           --------           ---------

(Decrease) in cash                                  --                                     --
                                              --------           --------           ---------

Cash, beginning of period                           --                                     --
                                              --------           --------           ---------

Cash, end of period                           $     --           $     --           $      --
                                              ========           ========           =========



Interest paid                                 $     --           $     --           $      --
                                              ========           ========           =========

Income taxes paid                             $     --           $     --           $      --
                                              ========           ========           =========




    The accompanying notes are an integral part of the financial statements.

                               CAPITAL 2000, INC.

                          (A Development Stage Company)
                          -----------------------------

                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 1996 and 1995

(1)      Summary of Accounting Policies
         ------------------------------

         This summary of significant accounting policies of Capital 2000, Inc. (Company) is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management who is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

         (a)      Nature of Operations
                  --------------------

                  The Company formerly O.T.C. Capital Corporation was organized on October 22, 1986, as a Colorado Corporation. The Company is in the development stage and planned principal operations have not yet commenced. The Company was formed for the purpose of functioning as a public shell to merge with other entities through an exchange of shares. Such transactions may result in public investors having their interests diluted. The Company has selected December 31 as its year end.

         (b)      Per Share Information
                  ---------------------

                  Per share information is based upon the weighted average number of shares outstanding during the period.

         (d)      Reverse Stock Split
                  -------------------

                  Effective March 8, 1995 the Company effected a one-for two hundred fifty reverse stock split. All references to common stock in the financial statements have been retroactively adjusted for the reverse stock split.

         (e)      Use of Estimates in the Preparation of Financial Statements
                  -----------------------------------------------------------
                                      F-10

                  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

                               CAPITAL 2000, INC.

                          (A Development Stage Company)
                          -----------------------------

                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 1996 and 1995

(1)               Summary of Accounting Policies, Continued
                  -----------------------------------------

         (f)      Deferred Offering Cost
                  ----------------------

                  Costs associated with the public offering were charged against the proceeds of the offering. If the offering had not been successful, the offering cost would have been expensed.

2.       Income Taxes
         ------------

         As of December 31, 1996 the Company had approximately $254,000 of unused net operating loss carryovers, expiring in various years through 2011, available to offset future taxable income, if any. The recent change in stock ownership of the Company as described in note 5 will reduce or eliminate the Company's ability to utilize the loss carryovers. As of December 31, 1996, the Company has deferred tax assets of approximately $50,800 related to operating carryovers of approximately $254,000 expiring in years through 2011. Due to the uncertainty of the Company's ability to utilize the loss carryovers, an allowance for the entire $50,800 has been provided. Therefore, no deferred tax assets have been recorded in the financial statements as of December 31, 1996.

3.       Common Stock
         ------------

         During 1996, the Company changed the par value of its common stock from $.25 per share to no par value.

4.       Subsequent Events
         -----------------

         On February 12, 1997, the Company entered into a share exchange agreement with United Shields Corporation, a Nevada corporation ("USC"). The agreement provided that the Company exchange 1.59 shares of its unissued no par common stock for all of the outstanding common stock of USC, or a total of

         9,540,000 shares. The agreement, among other things, provided that immediately after closing, the Company would enter into a twelve month consulting agreement with Bleu Ridge Consultants , inc. a related party, which provides for a monthly fee of $3,500.

FINANCIAL STATEMENTS AND
REPORT OF INDEPENDENT CERTIFIED
PUBLIC ACCOUNTANTS

UNITED SHIELDS CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)

December 31, 1996 and 1995

                                    CONTENTS


                                                                         Page

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                         3

FINANCIAL STATEMENTS

  BALANCE SHEETS                                                           4

  STATEMENTS OF OPERATIONS                                                 5

  STATEMENTS OF DEFICIT IN STOCKHOLDERS' EQUITY                            6

  STATEMENTS OF CASH FLOWS                                                 7

  NOTES TO FINANCIAL STATEMENTS                                            8

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors
United Shields Corporation

We have audited the accompanying balance sheets of United Shields Corporation (a Nevada Corporation and development stage enterprise) as of December 31, 1996 and 1995, and the related statements of operations and accumulated deficit and cash flows for each of the two years in the period ended December 31, 1996 and for the period July 26, 1993 (date of inception) to December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of United Shields Corporation as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1996 and for the period July 26, 1993 (date of inception) to December 31, 1996 in conformity with generally accepted accounting principles.





Cincinnati, Ohio
March 31, 1997

                           UNITED SHIELDS CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)

                                 BALANCE SHEETS

                                  December 31,



         ASSETS                                                                    1996           1995

CURRENT ASSETS
  Cash                                                                          $     107       $  11,966
  Accounts receivable - officers                                                    6,955              --
                                                                                ---------       ---------
         Total current assets                                                       7,062          11,966

MARKETING AGREEMENT, net                                                           81,667         101,667
                                                                                ---------       ---------

                                                                                $  88,729       $ 113,633
                                                                                =========       =========

         LIABILITIES

CURRENT LIABILITIES
  Notes payable - stockholders                                                  $  79,919       $ 116,759
  Accounts payable                                                                213,368              --
  Accrued liabilities - interest                                                   11,831           3,126
                                                                                ---------       ---------
         Total current liabilities                                                305,118         119,885

COMMITMENTS                                                                            --              --

DEFICIT IN STOCKHOLDERS' EQUITY
  Common stock - authorized 6,000,000 shares without
    par value; issued and outstanding 5,796,000 and 5,599,300
    at aggregate value at December 31, 1996 and 1995, respectively                 63,102          35,002
  Stock subscribed, not yet issued - 66,500 shares at December 31,
    1996, no par value                                                            133,000              --

  Deficit accumulated during the development stage                               (412,491)        (41,254)
                                                                                ---------       ---------
                                                                                 (216,389)         (6,252)
                                                                                ---------       ---------

                                                                                $  88,729       $ 113,633
                                                                                =========       =========



The accompanying notes are an integral part of these statements.

                           UNITED SHIELDS CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)

                            STATEMENTS OF OPERATIONS

                        For the years ended December 31,



                                                                       JULY 26, 1993
                                                                  (DATE OF INCEPTION)
                                          1996            1995   TO DECEMBER 31, 1996

Start-up and organizational costs       $(82,069)       $(4,293)      $(106,864)
Amortization                             (20,000)       (13,333)        (33,333)
Bottle purchase requirements            (232,363)            --        (232,363)
Stock issued for compensation            (28,100)            --         (28,100)
                                       ---------       --------       ---------

         Operating loss                 (362,532)       (17,626)       (400,660)

Other expense
  Interest                                (8,705)        (2,222)        (11,831)
                                       ---------       --------       ---------

         Loss before income taxes       (371,237)       (19,848)       (412,491)

Income taxes                                  --             --              --
                                       ---------       --------       ---------

         NET LOSS                      $(371,237)      $(19,848)      $(412,491)
                                       =========       ========       =========







        The accompanying notes are an integral part of these statements.

                           UNITED SHIELDS CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)

                  STATEMENTS OF DEFICIT IN STOCKHOLDERS' EQUITY

                        For the years ended December 31,


                                                 COMMON           STOCK    ACCUMULATED
                                                  STOCK   SUBSCRIPTIONS        DEFICIT          TOTAL

Balance at January 1, 1995                      $    --      $     --       $(21,406)       $(21,406)

Shares issued:
  5,599,300 shares in exchange for $35,002       35,002            --             --          35,002

Net loss during the development stage                --            --        (19,848)        (19,848)
                                                -------      --------      ---------       ---------

Balance at December 31, 1995                     35,002            --        (41,254)         (6,252)

Shares issued:
  196,700 shares, at estimated value             28,100            --             --          28,100

Stock subscribed, not yet issued -               66,500
  shares in exchange for $133,000                    --       133,000             --         133,000

Net loss during the development stage                --            --       (371,237)       (371,237)
                                                -------      --------      ---------       ---------

Balance at December 31, 1996                    $63,102      $133,000      $(412,491)      $(216,389)
                                                =======      ========      =========       =========





The accompanying notes are an integral part of these statements.

                           UNITED SHIELDS CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)

                            STATEMENTS OF CASH FLOWS

                        For the years ended December 31,


                                                                                                   JULY 26, 1993
                                                                                             (DATE OF INCEPTION)
                                                                     1996            1995   TO DECEMBER 31, 1996

Net cash flows provided by (used in) operating activities:
  Net loss accumulated during the development stage             $(371,237)       $(19,848)      $(412,491)
  Adjustments to reconcile net loss to net
  cash used in operating activities:
    Amortization                                                   20,000          13,333          33,333
    Stock issued for compensation                                  28,100              --          28,100
    Changes in assets and liabilities:
      Increase in accounts receivable                              (6,955)             --          (6,955)
      Increase in accounts payable                                213,368              --         213,368
      Increase in accrued liabilities                               8,705           2,222          11,831
                                                                ---------       ---------       ---------
         Net cash used in operating activities                   (108,019)         (4,293)       (132,814)

Cash flows used in investing activities:
  Acquisition of marketing agreement                                   --        (110,000)       (115,000)

Cash flows provided by (used in) financing activities:
  Borrowings on notes payable                                      73,119          99,257         197,878
  Payments on notes payable                                      (109,959)         (8,000)       (117,959)
  Proceeds from issuance of stock                                      --          35,002          35,002
  Proceeds from stock subscribed                                  133,000              --         133,000
                                                                ---------       ---------       ---------
         Net cash provided by financing activities                 96,160         126,259         247,921
                                                                ---------       ---------       ---------

Net increase (decrease) in cash                                   (11,859)         11,966             107

Cash at beginning of period                                        11,966              --              --
                                                                ---------       ---------       ---------

Cash at end of period                                                $107         $11,966            $107
                                                                =========       =========       =========







The accompanying notes are an integral part of these statements.

                           UNITED SHIELDS CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENTS

                           December 31, 1996 and 1995


NOTE A - SUMMARY OF ACCOUNTING POLICIES

    The Corporation is a development stage company incorporated July 26, 1993. The Corporation was organized to market a patented collapsible bottle for use with beverage products. The Corporation's primary activities since incorporation have been locating uses for the bottles, financial planning, searching for business partners and raising capital. A summary of the significant accounting policies consistently applied in the preparation of the accompanying financial statements follows.

    1.  Accounts Receivable
        -------------------

    The Corporation considers accounts receivable to be fully collectible; accordingly, no allowance for doubtful accounts is required. If amounts become uncollectible, they will be charged to operations when that determination is made.

    2.  Marketing Agreement
        -------------------

    The cost of obtaining a marketing agreement is amortized using the straight-line method over a period of approximately six years.

    3.  Use of Estimates in Financial Statements
        ----------------------------------------

    In preparing financial statements in conformity with generally accepted accounting principles, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


NOTE B - NOTES PAYABLE - STOCKHOLDERS

    Notes payable to stockholders, totaling $31,759 at December 31, 1995, are the result of reimbursing stockholders for expenses in connection with corporation activities. The notes were repaid in 1996 and had a 6% interest rate.

    The 8% notes payable to stockholders, in the amount of $79,919 and $85,000 at December 31, 1996 and 1995, respectively, are payable upon demand.

                           UNITED SHIELDS CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                           December 31, 1996 and 1995


NOTE C - MARKETING AGREEMENT

    The Corporation entered into an agreement to obtain the world wide marketing rights to sell a collapsible plastic bottle. The Corporation was assigned the marketing rights by a related party which is owned by two of the majority shareholders of the Corporation. The Corporation paid $115,000 for these rights which was the cost to the related party. The agreement requires minimum purchase commitments of bottles during each of the contract years as specified in the agreement. The purchase price of the bottles is defined in the agreement based on raw material costs and margin.

    Included in accounts payable at December 31, 1996 is $204,863 relating to remaining payments due under the minimum purchase requirements at the end of the first contract year.

    If minimum purchase requirements are not met, the Corporation is committed to pay $100,000 per year for a licensing fee through 2000 in addition to minimum purchase requirements under the remaining contract years as follows (terms are stated in Canadian dollars):

                                                                    APPROXIMATE
                                                                    U.S. DOLLARS
                                                                    ------------
         1997                        $     500,000 CDN               $  365,000
         1998                            2,000,000 CDN                1,460,000
         1999                            3,500,000 CDN                2,555,000
         2000                            6,000,000 CDN                4,380,000
                                       -----------                   ----------
                                       $12,000,000 CDN               $8,760,000
                                       ===========                   ==========

    Accumulated amortization of the marketing agreement is $33,333 and $13,333 at December 31, 1996 and 1995, respectively.

    The Corporation has also committed to pay the related party an amount equal to $.05 for each collapsible bottle sold by the Corporation for the first five million bottles sold, up to a maximum of $250,000.


NOTE D - STOCK SPLIT

    On December 13, 1996, the Corporation's Board of Directors approved a seven-for-one stock split to shareholders of record December 13, 1996. The split resulted in the issuance of 4,800,000 new shares of common stock. All share amounts have been adjusted to reflect the stock split.


NOTE E - COMMITMENT

    The Corporation has entered into a twelve month consulting agreement which requires monthly payments of $3,500.

                           UNITED SHIELDS CORPORATION
                    (A DEVELOPMENT STAGE ENTERPRISE)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                           December 31, 1996 and 1995


NOTE F - INCOME TAXES

    Deferred income tax liabilities and assets are provided for temporary differences between the tax basis and reported amounts of assets and liabilities that will result in taxable or deductible amounts in future years.

    Deferred tax benefits are recorded only to the extent that the amount of net deductible temporary differences or carryforward attributes may be utilized against current period earnings, offset against taxable temporary differences reversing in future periods, or utilized to the extent of management's estimate of future taxable income.

    The Corporation's principal temporary difference results from the deferral of start-up costs for tax purposes.

    Net deferred tax assets have been offset by a valuation allowance of equal amounts at December 31, 1996 and 1995, due to the uncertainty of realizing the net deferred tax asset through future operations. The valuation allowances were $140,000 and $14,000 at December 31, 1996 and 1995, respectively. The valuation allowance increased $126,000 at December 31, 1996. Gross deferred tax liabilities were immaterial for both years.


NOTE G - SUBSEQUENT EVENTS

    In January 1997, the Corporation completed a private offering of 204,000 shares of its common stock. Proceeds of $133,000 received prior to December 31, 1996 (stock subscribed) and the remaining proceeds of $275,000 received in January 1997 are being used to fund operations.

    In January 1997, the Corporation also issued a letter of intent to acquire a plastic bottle preform manufacturer.

    In February 1997, the Corporation entered into a transaction whereby stockholders exchanged all shares of the Corporation for 90% of the then issued and outstanding shares of Capital 2000, Inc. Officers and Directors of the Corporation have replaced those of Capital 2000, Inc. and have assumed management control of Capital 2000, Inc.

    For financial reporting purposes, the transaction will be accounted for as a reverse acquisition whereby the Corporation will be considered the accounting acquirer. Capital 2000, Inc. has no assets.