Form 10KSB/A
period 1996-12-31
CAPITAL 2000 INC
filed 1997-04-16
CIK 808432

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-KSB/A

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended: December 31, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _________ to __________

                       Commission file number: 33-11062-D

                               CAPITAL 2000, INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

         Colorado                                       84-1049047
-------------------------------            ------------------------------------
(State of other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

              602 Main Street, Suite 1102, Cincinnati, Ohio 45202
          ------------------------------------------------------------
          (Address of principal executive offices, including zip code)

                                 (513) 241-7470
                          ---------------------------
                          (Issuer's telephone number)

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

                                Yes _X_  No ___

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

Documents incorporated by reference:

                                                                  Part of Form 10-KSB Into Which
                  Document                                    Portions of Documents are Incorporated
                  --------                                    --------------------------------------
Definitive Proxy Statement for the 1997 Annual                             Part III
Meeting of Stockholders to be Filed with the
Securities and Exchange Commission prior to
April 30, 1997


Transitional Small Business Disclosure Format:                Yes ___   No _X_

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             CAPITAL 2000, INC.

                             By: /s/ T. J. TULLY
                                -------------------------------------
                                T. J. Tully, Chief Executive Officer
                                Chief Financial Officer and President

                             By: /s/ T. J. TULLY
                                -------------------------------------
                                T. J. Tully, Chief Executive Officer
                                Chief Financial Officer and President

Dated: April 14, 1997

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

         Signature and Title                                                                 Date
         -------------------                                                                 ----
By: /s/ T. J. TULLY                                                                     April 14, 1997
   --------------------------------
   T. J. Tully, Director

By: /s/ JAMES J. CARROLL                                                                April 14, 1997
   --------------------------------
   James J. Carroll, Director

By:
   --------------------------------
    Anthony Covatta, Director