Form 10QSB
period 1997-03-31
CAPITAL 2000 INC
filed 1997-05-15
CIK 808432

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB

  [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended:  March 31, 1997

  [  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

             For the transition period from _________ to __________

                      Commission file number:  33-11062-D


                               CAPITAL 2000, INC.
                 ---------------------------------------------
                 (Name of small business issuer in its charter)


           Colorado                                84-1049047
 -------------------------------      -----------------------------------
 (State of other jurisdiction of      (I.R.S. Employer Identification No.)
 incorporation or organization)


              602 Main Street, Suite 1102, Cincinnati, Ohio 45202
              ---------------------------------------------------
                    (Address of principal executive offices,
                              including zip code)


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

                                 Yes  X      No
                                     ---        ---
 As of May 14, 1997, 10,590,100 shares of common stock, no par value per share, were outstanding.

      Transitional Small Business Disclosure Format:       Yes      No  X
                                                               ---     ---

                               CAPITAL 2000, INC.

                               TABLE OF CONTENTS

Part I.  Financial Information

Item 1.  Financial Statements:
                                                                           Page
                                                                           ----

         Consolidated Balance Sheets as of March 31, 1997
         and December 31, 1996                                                3

         Consolidated Statements of Operations for
         the Quarters Ended March 31, 1997 and 1996
         and for the period from October 22, 1986
         (Date of Inception) through March 31, 1997                           4

         Consolidated Statements of Cash
         Flows for the Quarters Ended March 31, 1997 and 1996
         and for the period from October 22, 1986
         (Date of Inception) through March 31, 1997                           5

         Notes to Consolidated Financial Statements                           6

Item 2.  Management's Plan of Operation                                       7

Part II. Other Information

Item 6.  Exhibits and Reports on Form 8-K                                     9

SIGNATURES                                                                   12

                               CAPITAL 2000, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                                 BALANCE SHEETS

          ASSETS                                                            March 31       December 31
                                                                              1997             1996
                                                                          -------------  -----------------
CURRENT ASSETS
 Cash                                                                        $   2,473     $          107
 Accounts receivable - officer                                                   6,955              6,955
                                                                          -------------  -----------------
          Total current assets                                                   9,428              7,062

MARKETING AGREEMENT, net                                                        76,667             81,667
                                                                          -------------  -----------------

                                                                              $ 86,095      $      88,729
                                                                          =============  =================


          LIABILITIES

CURRENT LIABILITIES

 Notes payable - stockholders                                                 $ 98,919      $      79,919
 Accounts payable                                                                9,085            241,853
 Accrued liabilities - interest                                                 11,831             11,831
 Payable to related party                                                            -             15,200
                                                                          -------------  -----------------
          Total current liabilities                                            119,835            348,803


COMMITMENTS                                                                          -                  -


DEFICIT IN STOCKHOLDERS' EQUITY
 Common stock - authorized 500,000,000 shares without
  par value; issued and outstanding 10,590,100 at
  March 31, 1997 and 10,230,506 at December 31, 1996                           538,616            130,652

 Stock subscribed, not yet issued                                                    -            133,000

 Additional paid-in capital                                                    142,956            142,956

 Deficit accumulated                                                          (715,312)          (666,682)
                                                                          -------------  -----------------
                                                                               (33,740)          (260,074)
                                                                          -------------  -----------------

                                                                              $ 86,095      $      88,729
                                                                          =============  =================


        The accompanying notes are an integral part of these statements.

                               CAPITAL 2000, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                            STATEMENTS OF OPERATIONS

                                                                Three Months Ended          From October 22, 1986
                                                                     March 31,              (Date of Inception) to
                                                                1997           1996             March 31, 1997
                                                            -------------  -------------  -------------------------
REVENUE:

 Interest income                                              $       28     $        -                   $     103

EXPENSES:
 Amortization                                                      5,000          5,000                      38,333
 Professional fees                                                40,760          1,754                     116,295
 Office                                                            2,898              -                      23,093
 Start-up costs                                                        -          5,083                     106,864
 Bottle purchase requirements                                          -              -                     232,363
 Payments to related parties                                           -              -                     154,486
 Stock issued for services                                             -              -                      32,150
 Other                                                                 -          4,110                      11,831
                                                            -------------  -------------  -------------------------
                                                                  48,658         15,947                     715,415
                                                            -------------  -------------  -------------------------

          NET LOSS                                              $(48,630)      $(15,947)                  $(715,312)
                                                            =============  =============  ==========================


PER SHARE                                                          (0.01)         (0.01)                      (0.06)
                                                            =============  =============  ===========================




        The accompanying notes are an integral part of these statements.

                               CAPITAL 2000, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                            STATEMENTS OF CASH FLOWS

                                                           Three Months Ended          From October 22, 1986
                                                                March 31,              (Date of Inception) to
                                                           1997           1996             March 31, 1997
                                                       -------------  -------------  -------------------------
CASH FLOWS FROM OPERATING ACTIVITIES

 Net loss                                                  $(48,630)      $(15,947)                 $ (715,312)
 Stock issued for services                                        -              -                      32,150
 Amortization                                                 5,000          5,000                      38,333
 (Increase) in accountants receivable                             -              -                      (6,955)
 Increase in accounts payable                              (232,768)       (18,065)                      9,085
 Increase in accrued expenses                                     -          2,175                      11,831
 Increase in accounts payable stockholder                   (15,200)         2,000                           -
                                                       -------------  -------------  -------------------------
                                                           (291,598)       (24,837)                   (630,868)


CASH FLOWS FROM INVESTING ACTIVITIES

 Acquisition of marketing agreement                               -              -                    (115,000)
                                                       -------------  -------------  -------------------------
                                                                  -              -                    (115,000)


CASH FLOWS FROM FINANCING ACTIVITIES

 Borrowings on notes payable stockholders                    19,000         (6,100)                    216,878
 Payments on notes payable stockholders                           -              -                    (117,959)
 Proceeds from issuance of stock                            407,964         20,000                     639,622
 Proceeds from stock subscribed                            (133,000)             -                           -
 Company accounts payable assumed
    by stockholder                                                -              -                       9,800
                                                       -------------  -------------  -------------------------
                                                            293,964         13,900                     748,341
                                                       -------------  -------------  -------------------------

NET INCREASE IN CASH                                          2,366        (10,937)                      2,473

Cash at beginning of period                                     107         11,966                           -
                                                       -------------  -------------  -------------------------

Cash at end of period                                     $   2,473      $   1,029                  $    2,473
                                                       =============  =============  =========================




        The accompanying notes are an integral part of these statements.

                               CAPITAL 2000, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                         Notes to Financial Statements
                           March 31, 1997 (Unaudited)

              (1)       Condensed Financial Statements

                         The financial statements included herein have been
              prepared by Capital 2000, Inc. without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and Capital 2000, Inc. believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the December 31, 1996 audited financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are in some respect's dependent upon the facts that will exist, and procedures that will be accomplished by Capital 2000, Inc. later in the year.

                       The management of Capital 2000, Inc. believes that the
              accompanying unaudited condensed financial statements contain all adjustments (including normal recurring adjustments) necessary to present fairly the operations and cash flows for the periods presented.

              (2)     Change in Control of The Company

                       Effective February 12, 1997, the Company acquired all of
              the outstanding shares of United Shields Corporation ("USC") in exchange for restricted shares of Common Stock (the "Exchange") pursuant to a Share Exchange Agreement between the Company and USC. In connection with the Exchange, the directors and officers of USC became the directors and officers of the Company. After the Exchange, USC's shareholders own approximately 90% of the outstanding Common Stock.

              (3)     Issuance of Shares by Subsidiary

                       In January 1997, USC completed a private offering of
              204,000 shares of its common stock at $2.00 per share. Total proceeds of $408,000 were used to fund operations.

ITEM 2.  MANAGEMENT'S PLAN OF OPERATION

         Capital 2000, Inc.'s (the "Company") principal focus is to make one or more acquisitions. The Company believes that acquisitions are a means of increasing its asset and revenue base, adding expertise and diversifying its product offerings. The consummation of one or more acquisitions would likely have the effect of significantly increasing the number of employees of the Company. Acquisitions may involve a number of risks including, without limitation, diversion of management's attention, dependence on retaining, hiring and training key personnel, adverse short-term effects on operating results and amortization of acquired intangible assets, some of which could have a material adverse effect on the Company's operations and financial results. The success of any acquisition requires that the Company be able to successfully integrate the operations of the acquired company with its ongoing operations without substantial costs, delays or other problems and to manage the acquired company profitably or achieve levels of profitability that justify the investment made by the Company in the acquired company. There can be no assurance that the Company will be successful in consummating the acquisition of candidates or in integrating acquired companies.

         The Company has entered into a letter of intent to acquire an Ohio-based manufacturer of plastic bottle injection molded pre-forms with annual revenues for 1996 of approximately $14.5 million. However, negotiations with this manufacturer have been put on hold due to the manufacturer's sales for the first quarter of 1997 falling below projections. The Company is currently engaged in negotiations to acquire three other manufacturers of injection molded products and anticipates that one or more of these acquisitions may be consummated during the second quarter.

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

         The Company, through its wholly-owned subsidiary United Shields Corporation ("USC"), has acquired from In-Flo North America Limited ("In-Flo") the exclusive world-wide marketing rights for a patented collapsible plastic bottle (the "Bottle") for use in the retail/consumer sale of water and other water based beverages and pre-packed powdered instant drink mixes. The Bottles are filled with liquid by consumers or retailers using a manually operated spigot, filling through a flip top cap. The compressed plastic Bottle expands as filled and remains semi-rigid. When filled, the Bottle stands on its own; when empty, it folds into a compressible flat package approximately four inches by five inches by two inches. USC also has the right to use a patented bottle processing unit (integrator) that can prepack concentrates, and evacuate, cap, label and fold the Bottles.

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

         The Company, through USC, intends to market the Bottle for the sale of filtered bottled water and for use with various powdered instant drink mixes and bottled water-based flavored drinks. USC's initial marketing efforts will be directed to the following: 1) contracting with a food broker to develop one or more private label products for sale to manufacturers of retail/consumer water or water based beverages; and 2) forming one or more alliances with major marketers to supermarket and convenience store markets. Actual results could differ materially from the Company's expectations because the developing and marketing of any new product in a new market, particularly a new beverage product is intensely competitive. Most new products are not successful. Even if successful, success may not be achieved without incorporating numerous changes or refinements to the product and/or its packaging.

         The Company may manufacture and distribute the Bottle although it is not required to manufacture the Bottle under the Sales Agreement. USC will coordinate the production and shipping of the Bottle in cooperation with In-Flo. It is expected that the actual distribution of the product will be handled by existing food brokers, marketing companies, copackers and other suppliers to, and distributors of, food and grocery products (collectively referred to as "distributors"). In other words, it is contemplated that the distributors will actually generate the sales to supermarket and convenience stores, service accounts, invoice sales and collect receivables.

         The marketing of the Bottle is expected to be funded by either an additional equity investment in the Company or from operating revenues, if the Company is successful in acquiring an existing business, as described above. The inability of the Company to meet sales volume and other requirements of the Agreement with In-Flo could have a material adverse effect on the results of the Company.

         USC borrowed from Ramsay-Hughes, Inc. the principal amount of $85,000 on December 12, 1995, and the principal amount of $66,568.70 on December 1, 1996, pursuant to two promissory notes. As of March 31, 1997, USC had paid $124,290.70 leaving a remaining principal amount of $98,918.70. The $85,000 note bears interest at a rate of 8% per annum; both notes were due and payable on March 31, 1997. The unpaid balance is now due on demand and to date, Ramsay-Hughes, Inc. has not made a demand for payment of the balance due. Ramsay- Hughes, Inc. owns beneficially approximately 16.5% of the outstanding common stock of the Company (including approximately 2.2% which is owned individually by the directors and executive officers of Ramsay-Hughes, Inc.).

         The Company believes that it will be required to seek additional equity financing in order to fulfill its plan of operations as described above. Management is currently investigating the possibility of a registered stock offering to raise additional equity financing.

         The preceding description of "Management's Plan of Operation" constitutes forward-looking statements for purposes of the Securities Act of 1933 and the Securities Exchange Act of 1934, as amended, and as such involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Important factors that could cause the actual results, performance or achievement of the Company to differ materially from the Company's expectations include the factors discussed in connection with the particular statements contained in the Plan of Operations and the following factors: 1) the Company's inability to obtain financing for acquisitions and for general operations including the marketing of the Bottle; 2) the Company's inability to establish a successful alliance with a major marketer to the supermarket and convenience store markets; 3) the Company's inability to obtain significant shelf space in supermarkets and convenience stores due to competition for space by all food products, requirements to sell through specific distributors, commission or other rate structures which prevent the Company from achieving adequate profit margins and other similar factors; 4) non-acceptance of the product in the marketplace due to costs or other reasons;
5) the Company's inability to supply the product to meet market demand; 6) generally unfavorable economic conditions which would adversely affect purchasing decisions by retailers or consumers; 7) development of a similar competing product which is not an infringement of the patent on the Bottle; 8) inability of the owner of the patent for the Bottle to protect against infringement; and 9) the Company's inability to successfully complete and integrate acquisitions. All forward-looking statements attributable to the Company are expressly qualified in their entirety by such factors.

                                    PART II

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits
    --------
                                                           Filed Herewith
                                                            (Page #) or
                                                          Incorporated by
                                                            Reference to:
                                                          ---------------
    2   Plan of Acquisition, Reorganization,
        Arrangement, Liquidation or Succession

        (1)  Share Exchange Agreement between the       Exhibit 10.1 to the
             Company and USC dated February 12,         Company's Form 8-K
             1997                                       filed on April 1, 1997

                                                           Filed Herewith
                                                            (Page #) or
                                                          Incorporated by
                                                            Reference to:
                                                          ---------------
  3(a)

             (1) Articles of Incorporation              Exhibit 3.1 to the
                                                        Company's  Registration
                                                        Statement
                                                        (No. 33-11062-D)

             (2) Articles of Amendment to the           Exhibit 3.1(a) to the
                 Articles of Incorporation dated        Company's Form 10-
                 March 15, 1995                         KSB for the year
                                                        ended December 31, 1995

             (3) Articles of Amendment to the           Exhibit 3.1(b) to the
                 Articles of Incorporation dated        Company's Form 10-K
                 February 26, 1996                      SB for the year ended
                                                        December 31, 1995


  3(b)       Bylaws of the Company                      Exhibit 3.2 to the
                                                        Company's Registration
                                                        Statement
                                                        (No. 33-11062-D)

  10(i)      Material Agreements

      (a)(1) Sales Agreement between In-Flo Liquid      Exhibit 10(i)(a)(1) to
             Dispensing Corporation and Diverse         the Company's Form 10-K
             Products Incorporated dated May            SB for the year ended
             5, 1995                                    December 31, 1996


      (a)(2) Assignment of Sales Agreement between      Exhibit 10(i)(a)(2) to
             Diverse Products Incorporated and          the Company's Form 10-K
             Health Shields Corporation dated           SB for the year ended
             May 9, 1995                                December 31, 1996


      (a)(3) Assignment of Sales Agreement between      Exhibit 10(i)(a)(3) to
             In-Flo Liquid Dispensing Corporation       the Company's Form 10-K
             and In-Flo North America Limited dated     SB for the year ended
             January 22, 1996                           December 31, 1996


      (a)(4) Addendum to Assignment of Sales            Exhibit 10(i)(a)(4) to
             Agreement between Diverse Products         the Company's Form 10-
             Incorporated and                           KSB for the year ended

                                                           Filed Herewith
                                                            (Page #) or
                                                          Incorporated by
                                                            Reference to:
                                                          ---------------

             Health Shields Corporation dated           December 31, 1996
             August 8, 1996

   (a)(5)    Amending Agreement between In-Flo North    Exhibit 10(i)(a)(5) to
             America Limited and Health Shields         the Company's Form 10-
                                                        KSB for the year
                                                        ended December 31,
                                                        1996


   (a)(6)    Second Addendum to Assignment of Sales     Exhibit 10(i)(a)(6) to
             Agreement between Diverse Products         the Company's Form 10-K
             Incorporated and USC dated                 SB for the year ended
             April 10, 1997                             December 31, 1996


   (a)(7)    Promissory Note of USC dated December 12,  Exhibit 10(i)(a)(7) to
             1995 in favor of Ramsay-Hughes, Inc.       the Company's Form
                                                        10-K SB for the year
                                                        ended December 31, 1996


   (a)(8)    Letter of Ramsay-Hughes, Inc. dated        Exhibit 10(i)(a)(8) to
             December 1, 1996 extending Promissory      the Company's Form
             Note dated December 12, 1995               10-K SB for the year
                                                        ended December 31, 1996


   (a)(9)    Promissory Note of USC dated December 1,   Exhibit 10(i)(a)(9) to
             1996 in favor of Ramsay-Hughes, Inc.       the Company's Form
                                                        10-K SB for the year
                                                        ended December 31, 1996


27           Financial Data Schedule                    E-1


(b) Reports on Form 8-K


                  The Company filed a report on Form 8-K dated February 2, 1997 reporting that the Company signed a letter of intent to acquire all of the shares of USC in exchange for shares of the Company's common stock.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       CAPITAL 2000, INC.

                                       By: /s/ T. J. TULLY
                                       ----------------------------------------
                                           T. J. Tully, Chief Executive Officer
                                           Chief Financial Officer, Chief
                                           Accounting Officer and President


Dated: May 14, 1997