Form 10QSB
period 1997-06-30
UNITED SHIELDS CORP/OH/
filed 1997-08-14
CIK 808432

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: June 30, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from           to
                                            ---------    ----------

                       Commission file number: 33-11062-D

                           UNITED SHIELDS CORPORATION
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

         Colorado                                84-1049047
-------------------------------        ------------------------------------
(State of other jurisdiction of        (I.R.S. Employer Identification No.)
incorporation or organization)

                   655 Eden Park Drive, Cincinnati, Ohio 45202
          ------------------------------------------------------------
          (Address of principal executive offices, including zip code)

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

                              Yes  X     No
                                 ----       ----

As of August 13, 1997, 10,590,100 shares of common stock, no par value per share, were outstanding.

Transitional Small Business Disclosure Format:    Yes       No  X
                                                     ----     ----

                           UNITED SHIELDS CORPORATION

                                TABLE OF CONTENTS

Part I. Financial Information

             Item 1.   Financial Statements:                               Page

                       Consolidated Balance Sheets as of                     3
                       June 30, 1997 and December 31, 1996

                       Consolidated Statements of Operations for             4
                       the Quarters Ended June 30, 1997 and
                       1996 and for the period from October 22, 1986
                       (Date of Inception) through June 30, 1997

                       Consolidated Statements of Operations for             5
                       the Six Months Ended June 30, 1997 and
                       1996 and for the period from October 22, 1986
                       (Date of Inception) through June 30, 1997

                       Consolidated Statements of Cash                       6
                       Flows for the Six Months Ended June 30,
                       1997 and 1996 and for the period from October 22, 1986 (Date of Inception) through June 30, 1997

                       Notes to Consolidated Financial Statements            7

             Item 2.   Management's Plan of Operation                        8

Part II. Other Information

             Item 4.   Submission of Matters to a Vote of Security          10
                       Holders

             Item 6.   Exhibits and Reports on Form 8-K                     11

SIGNATURES                                                                  14

                             [INSERT BALANCE SHEET]

                        [INSERT STATEMENTS OF OPERATIONS]

                        [INSERT STATEMENTS OF OPERATIONS]

                        [INSERT STATEMENTS OF CASH FLOWS]

                           UNITED SHIELDS CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)


                          Notes to Financial Statements
                            June 30, 1997 (Unaudited)


(1)   Condensed Financial Statements

      The financial statements included herein have been prepared by United Shields Corporation without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and United Shields Corporation believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the December 31, 1996 audited financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and the procedures that will be accomplished by United Shields Corporation later in the year.

      The management of United Shields Corporation believes that the accompanying unaudited condensed financial statements contain all adjustments (including normal recurring adjustments) necessary to present fairly the operations and cash flows for the periods presented.

(2)   Change in Control of The Company

      Effective February 12, 1997, the Company acquired all of the outstanding shares of United Shields Corporation ("USC") in exchange for restricted shares of Common Stock (the "Exchange") pursuant to a Share Exchange Agreement between the Company and USC. In connection with the Exchange, the directors and officers of USC became the directors and officers of the Company. After the Exchange, USC's shareholders own approximately 90% of the outstanding Common Stock. Subsequently, the Company changed its name to United Shields Corporation from Capital 2000, Inc.

(3)   Issuance of Shares by Subsidiary

      In January 1997, USC completed a private offering of 204,000 shares of its common stock at $2.00 per share. Total proceeds of $408,000 were used to fund operations.

(4)   New Accounting Pronouncement

      In February 1997 the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share". The Company will implement the statement in the fourth quarter of 1997, the effect of which has not yet been determined.

ITEM 2. MANAGEMENT'S PLAN OF OPERATION

      The principal focus of United Shields Corporation (formerly known as Capital 2000, Inc. and hereinafter referred to as the "Company") is to make one or more acquisitions. The Company believes that acquisitions are a means of establishing and building its asset and revenue base, adding expertise and diversifying its product offerings. The consummation of one or more acquisitions would likely have the effect of significantly increasing the number of employees of the Company. The success of any acquisition requires that the Company be able to successfully integrate the operations of the acquired company with its operations without substantial costs, delays or other problems and to manage each acquired company profitably or achieve levels of profitability that justify the investment made by the Company in such acquired company. Acquisitions may also involve a number of other risks some of which could have a material adverse effect on the Company's operations and financial results including, without limitation: the ability to successfully integrate several acquisitions at the same time (if the Company is able to acquire several companies within a short period of time) including integrating businesses which may be diverse as to type of business, geographic area, or customer base and the diversion of management's attention among acquired businesses; dependence on retaining, hiring and training key personnel; and adverse short-term effects on operating results and amortization of acquired intangible assets. There can be no assurance that the Company will be successful in consummating the acquisition of candidates or in integrating acquired businesses.

      On August 7, 1997, the Company signed a definitive agreement (the "Agreement") to acquire all of the assets and assume all of the liabilities of Master Molders, Inc. ("Master Molders"), a South Carolina-based manufacturer of plastic industrial parts pursuant to a merger (the "Merger") of Master Molders with and into a wholly-owned subsidiary of the Company. The Agreement provides for payments to Master Molders' shareholders of 140,000 shares (the "Shares") of the Company's common stock and cash in the amount of $840,000. The Agreement requires that the Shares be issued and that $25,000 of the total cash be paid effective upon execution of the Agreement. The Company is in the process of issuing the Shares and the $25,000 was paid on August 8, 1997. The issuance of the Shares and the $25,000 payment are non-refundable if the Company voluntarily terminates, or defaults in its obligations under, the Agreement. The remaining $815,000 is to be paid on or before November 30, 1997, the closing date of the Merger (the "Closing Date"). The Agreement provides that Master Molders, which has elected to be taxed as a subchapter S corporation, will distribute its earnings and profits from the period of January 1, 1997 through the Closing Date to its shareholders. The Agreement further provides that Master Molders will transfer to each shareholder the automobile owned by it and used by the shareholder. The Company's obligation to consummate the Merger is contingent upon approval by holders of 90% of Master Molder's common stock of the Merger. The Merger is expected to be consummated in the fourth quarter of fiscal 1997. Master Molders had annual revenues of $764,000 in 1996, and revenues of approximately $700,000 for the first five months of 1997.

      In connection with the Agreement, the Company entered into a Management Agreement (the "Management Agreement") with Master Molders for the period from the execution of the Agreement to the Closing Date, unless terminated earlier as provided in the Management Agreement. The Management Agreement provides that management of Master Molders will continue to conduct the day-to-day operations of the business. However, the Company's prior written consent is required prior to Master Molders taking any certain specified actions such as payment of dividends; certain increases in compensation of employees and various other actions which would be outside the ordinary course of business of Master Molders. Furthermore, Master Molders must notify the

Company of certain significant events as defined in the Management Agreement and is required to provide monthly financial statements to the Company and submit to an audit, upon the Company's request and at the Company's expense, by the Company's independent auditor. In the event of a breach of the Management Agreement by Master Molders, the Company, upon 5 days' notice, has the right to terminate the Management Agreement and the Agreement.

      The Company has also entered into a letter of intent to acquire an Ohio-based manufacturer and packager of electrochemical heaters and packaged food products with annual revenues for 1996 of approximately $4.8 million. The Company is currently in negotiations to enter into a definitive agreement with this company.

      The Company is currently engaged in negotiations to acquire six other manufacturers of plastic containers and products and anticipates that letters of intent may be signed during the third quarter of fiscal 1997. The Company intends to continue to identify and evaluate other potential acquisition candidates whose product or product lines could benefit the operations of the Company. The Company anticipates that such acquisition candidates would be involved in plastics manufacturing, production, packaging, distribution and/or production of various consumer beverage products. There can be no assurance that the Company will be successful in consummating the acquisition of candidates or in integrating acquired companies.

      As previously reported, the Company, through its wholly owned subsidiary, a Nevada corporation formerly known as United Shields Corporation ("Subsidiary"), acquired from In-Flo North America Limited ("In-Flo") the exclusive world-wide marketing rights for a patented collapsible plastic bottle (the "Bottle") for use in the retail/consumer sale of water and other water based beverages and pre-packed powdered instant drink mixes. Management is conducting internal studies to arrive at cost figures for such a marketing program.

      Subsidiary borrowed from Ramsay-Hughes, Inc. the principal amount of $85,000 on December 12, 1995, and the principal amount of $66,568.70 on December 1, 1996, pursuant to two promissory notes. As of June 30, 1997, the remaining principal balance of the two notes was $98,918.70. The $85,000 note bears interest at a rate of 8% per annum; both notes were due and payable on March 31, 1997. The unpaid balance is now due on demand and to date, Ramsay-Hughes, Inc. has not made a demand for payment of the balance due. In addition, Ramsay-Hughes, Inc. agreed to loan the Company up to $3,000,000 pursuant to the terms of a promissory note dated May 22, 1997, which is payable on or before September 24, 1997. This note bears interest at a rate of 12% per annum. The $3,000,000 promissory note is secured by pledges of 3,000,000 shares of the Company's common stock owned by T. J. Tully, the Chairman, CEO and a director of the Company, and his spouse and brother. As of June 30, 1997, the Company had borrowed $114,400.00 under this promissory note. As of June 30, 1997, the total amount of the Company's indebtedness to Ramsay-Hughes under the three promissory notes was $213,318.70. Ramsay-Hughes, Inc. owns beneficially approximately 16.5% of the outstanding common stock of the Company (including approximately 2.2% which is owned individually by the directors and executive officers of Ramsay-Hughes, Inc.).

      The Company believes that it will be required to seek additional equity financing in order to fulfill its plan of operations as described above. Management is currently investigating the possibility of a securities offering to raise additional equity financing.

      The preceding description of "Management's Plan of Operation" constitutes forward-looking statements for purposes of the Securities Act of 1933 and the Securities Exchange Act of 1934, as amended, and as such involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Important factors that could cause the actual results, performance or achievement of the Company to differ materially from the Company's expectations include the factors discussed in connection with the particular statements contained in the Plan of Operations and the following factors: 1) the Company's inability to obtain financing for acquisitions and for general operations including the marketing of the Bottle; 2) the Company's inability to establish a successful alliance with a major marketer to the supermarket and convenience store markets; 3) the Company's inability to obtain significant shelf space in supermarkets and convenience stores due to competition for space by all food products, requirements to sell through specific distributors, commission or other rate structures which prevent the Company from achieving adequate profit margins and other similar factors; 4) non-acceptance of one or more products of the Company in the marketplace due to costs or other reasons; 5) the Company's inability to supply any product to meet market demand; 6) generally unfavorable economic conditions which would adversely affect purchasing decisions by retailers or consumers; 7) development of a similar competing product which is not an infringement of the patent on the Bottle; 8) inability of the owner of the patent for the Bottle to protect against infringement; and 9) the Company's inability to successfully complete and integrate acquisitions. All forward-looking statements attributable to the Company are expressly qualified in their entirety by such factors.

                                     PART II

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      On May 19, 1997, the Company held a special meeting of shareholders to vote upon a change in the Company's name from Capital 2000, Inc. to United Shields Corporation. The name change become effective on May 21, 1997. As a result of the name change, Subsidiary's name is expected to be changed in the third quarter of fiscal 1997. 6,171,198 shares were voted for the name change, no shares were voted against the name change, and no shares were withheld.

      On May 30, 1997, the Company held its annual meeting of shareholders to elect three directors and to ratify the appointment of Grant Thornton LLP as the Company's independent auditors for the fiscal year ending December 31, 1997. The voting by shareholders was as follows:


Matter                                For            Against     Abstain
------                                ---            -------     -------
Election of Directors
---------------------
T. J. Tully                         9,398,381           0         15,900
James J. Carroll                    9,398,381           0         15,900
Anthony Covatta                     9,398,381           0         15,900

Ratification of Auditors            9,398,381           0         15,900


ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

     (a)     Exhibits                                          Filed Herewith
                                                               (Page #) or
                                                               Incorporated by
                                                               Reference to:
     2       Plan of Acquisition, Reorganization,
             Arrangement, Liquidation or Succession

             (1)    Share Exchange Agreement between the       Exhibit 10.1 to the
                    Company and Subsidiary dated February      Company's Form 8-K
                    12, 1997                                   filed on April 1, 1997
     3(a)

             (1)    Articles of Incorporation                  Exhibit 3.1 to the
                                                               Company's  Registration
                                                               Statement
                                                               (No. 33-11062-D)

             (2)    Articles of Amendment to the Articles of   Exhibit 3.1(a) to the
                    Incorporation dated March 15, 1995         Company's Form 10-KSB
                                                               for the year ended
                                                               December 31, 1995

             (3)    Articles of Amendment to the Articles of   Exhibit 3.1(b) to the
                    Incorporation dated February 26, 1996      Company's Form 10-K
                                                               SB for the year ended
                                                               December 31, 1995

             (4)    Articles of Amendment to the Articles of   E-1
                    Incorporation dated May 21, 1997

     3(b)    Bylaws of the Company                             Exhibit 3.2 to the
                                                               Company's Registration
                                                               Statement
                                                               (No. 33-11062-D)

     10(i)   Material Agreements

      (a)(1) Sales Agreement between In-Flo Liquid             Exhibit 10(i)(a)(1) to the
             Dispensing Corporation and Diverse Products       Company's Form 10-K
             Incorporated dated May 5, 1995                    SB for the year ended
                                                               December 31, 1996

      (a)(2) Assignment of Sales Agreement between             Exhibit 10(i)(a)(2) to the
             Diverse Products Incorporated and Health          Company's Form 10-K
             Shields Corporation dated May 9, 1995             SB for the year ended

                                                            Filed Herewith
                                                               (Page #) or
                                                            Incorporated by
                                                              Reference to:

                                                            December 31, 1996

(a)(3)  Assignment of Sales Agreement between               Exhibit 10(i)(a)(3) to the
        In-Flo Liquid Dispensing Corporation and In-Flo     Company's Form 10-K
        North America Limited dated January 22, 1996        SB for the year ended
                                                            December 31, 1996

(a)(4)  Addendum to Assignment of Sales Agreement           Exhibit 10(i)(a)(4) to the
        between Diverse Products Incorporated and           Company's Form 10-K
        Health Shields Corporation dated August 8, 1996     SB for the year ended
                                                            December 31, 1996

(a)(5)  Amending Agreement between In-Flo North             Exhibit 10(i)(a)(5) to the
        America Limited and Health Shields                  Company's Form 10-
                                                            KSB for the year
                                                            ended December 31,
                                                            1996

(a)(6)  Second Addendum to Assignment of Sales              Exhibit 10(i)(a)(6) to the
        Agreement between Diverse Products Incorp-          Company's Form 10-K
        orated and Subsidiary dated April 10, 1997          SB for the year ended
                                                            December 31, 1996

(a)(7)  Promissory Note of Subsidiary dated December        Exhibit 10(i)(a)(7) to
        12, 1995 in favor of Ramsay-Hughes, Inc.            Company's Form 10-K
                                                            SB for the year ended
                                                            December 31, 1996

(a)(8)  Letter of Ramsay-Hughes, Inc. dated                 Exhibit 10(i)(a)(8) to the
        December 1, 1996 extending Promissory               Company's Form 10-K
        Note dated December 12, 1995                        SB for the year ended
                                                            December 31, 1996

(a)(9)  Promissory Note of Subsidiary dated December        Exhibit 10(i)(a)(9) to the
        1, 1996 in favor of Ramsay-Hughes, Inc.             Company's Form 10-K
                                                            SB for the year ended
                                                            December 31, 1996

(a)(10) Promissory Note of the Company dated May 22,        E-2 - E-3
        1997 in favor of Ramsay-Hughes, Inc.

(a)(11) Stock Pledge Agreement dated May 29, 1997           E-4 - E-5
        between T. J. Tully and Ramsay-Hughes, Inc.

                                                                Filed Herewith
                                                                   (Page #) or
                                                                Incorporated by
                                                                  Reference to:

      (a)(12) Stock Pledge Agreement dated May 29, 1997            E-6 - E-7
              between James F. Tully and Ramsay-Hughes, Inc.

      (a)(13) Stock Pledge Agreement dated May 29, 1997            E-8 - E-9
              between Gay N. Tully and Ramsay-Hughes, Inc.

      (a)(14) Agreement dated August 7, 1997 between Master        E-10 - E-28
              Molders, Inc. and the Company

      (a)(15) Management Agreement dated August 7, 1997           E-29 - E-34
              between Master Molders, Inc. and the Company

27            Financial Data Schedule                              E-35

(b)   Reports on Form 8-K

      The Company filed a report on Form 8-K dated June 5, 1997 reporting that the Company dismissed its former auditor, Schumacher and Associates, Inc., located in Denver, Colorado, and selected Grant Thornton LLP, located in Cincinnati, Ohio, as the auditor for the Company for the fiscal year ending December 31, 1997.

                                   SIGNATURES

                  In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 UNITED SHIELDS CORPORATION


                                 By: /s/ T. J. Tully
                                    ----------------------------------------
                                      T. J. Tully, Chairman of the Board and
                                      Chief Executive Officer



                                 /s/ Beverley R. Gill
                                 -------------------------------------------
                                 Beverley R. Gill, Chief Financial Officer



Dated: August 13, 1997

                           UNITED SHIELDS CORPORATION
                        (A Development Stage Enterprise)

                                 BALANCE SHEETS

          ASSETS

                                                               June 30        December 31
                                                                1997              1996
                                                                ----              ----
CURRENT ASSETS
 Cash                                                        $       -         $     107
 Prepaid expense                                             $  19,000
 Accounts receivable - officer                                   6,955             6,955
                                                             ---------         ---------
          Total current assets                                  25,955             7,062

FURNITURE AND FIXTURES, net                                     13,656                --

OTHER ASSETS
 Deposits                                                        6,333                --
 Goodwill, net                                                  48,888
 Marketing agreement, net                                       71,667            81,667
                                                             ---------         ---------

                                                             $ 166,499         $  88,729
                                                             =========         =========


          LIABILITIES

CURRENT LIABILITIES
 Notes payable - stockholders                                $ 213,319         $  79,919
 Accounts payable                                                8,410           213,368
 Accrued liabilities - interest                                 17,975            11,831
 Payable to related party                                           --                --
                                                             ---------         ---------
          Total current liabilities                            239,704           305,118


COMMITMENTS                                                         --                --


DEFICIT IN STOCKHOLDERS' EQUITY
 Common stock - authorized 500,000,000 shares without
  par value; issued and outstanding 10,590,100 at
  June 30, 1997 and 9,405,840 at December 31, 1996             471,066            63,102

 Stock subscribed, not yet issued                                   --           133,000

 Additional paid-in capital                                         --                --

 Deficit accumulated                                          (544,271)         (412,491)
                                                             ---------         ---------
                                                               (73,205)         (216,389)
                                                             ---------         ---------

                                                             $ 166,499         $  88,729
                                                             =========         =========


        The accompanying notes are an integral part of these statements.

                           UNITES SHIELDS CORPORATION
                        (A Development Stage Enterprise)

                            STATEMENTS OF OPERATIONS

                                                                      Quarter Ended        From October 22, 1986
                                                                         June 30,          (Date of Inception) to
                                                                  1997          1996        June 30, 1997
                                                                  ----          ----        -------------
REVENUE:
 Interest income                                           $           50   $         -     $        78

EXPENSES:
 Advertising                                                       2,509                          2,509
 Amortization                                                      5,556           5,000         44,445
 Depreciation                                                        505                            505
 Interest                                                          6,144           2,175         17,975
 Office                                                            3,927                          6,825
 Payroll taxes                                                       280                            280
 Professional fees                                                34,008               -         68,453
 Public relations                                                 17,500               -         17,500
 Rent                                                              1,680                          1,680
 Salaries                                                         10,000                         10,000
 Telephone                                                         2,164                          2,164
 Travel                                                            3,761               -          3,761
 Start-up costs                                                                    1,451        106,864
 Bottle purchase requirements                                          -               -        232,363
 Payments to related parties                                           -               -              -
 Stock issued for services                                             -               -         28,100
 Other                                                               925               -            925
                                                              ----------    ------------    -----------

                                                                  88,959           8,626        544,349
                                                              ----------    ------------    -----------

          NET LOSS                                            $  (88,909)   $     (8,626)   $ (544,271)
                                                              ==========    ============    ==========



NET LOSS PER COMMON SHARE                                          (0.01)          (0.01)        (0.08)
                                                              ==========    ============    ==========


WEIGHTED AVERAGE NUMBER
  OF COMMON SHARES OUTSTANDING                                10,590,100      10,590,100    10,590,100
                                                              ==========    ============    ==========



The accompanying notes are an integral part of these statements.

                           UNITED SHIELDS CORPORATION
                        (A Development Stage Enterprise)

                            STATEMENTS OF OPERATIONS

                                                                                     Six Months Ended        From October 22, 1986
                                                                                         June 30,            (Date of Inception) to
                                                                                  1997             1996        June 30, 1997
                                                                                  ----             ----        -------------
REVENUE:
 Interest income                                                              $           78  $            -   $          78

EXPENSES:
 Advertising                                                                           2,509                           2,509
 Amortization                                                                         11,112          10,000          44,445
 Depreciation                                                                            505                             505
 Interest                                                                              6,144           4,350          17,975
 Office                                                                                6,825                           6,825
 Payroll taxes                                                                           280                             280
 Professional fees                                                                    68,453               -          68,453
 Public relations                                                                     17,500               -          17,500
 Rent                                                                                  1,680                           1,680
 Salaries                                                                             10,000                          10,000
 Telephone                                                                             2,164                           2,164
 Travel                                                                                3,761               -           3,761
 Start-up costs                                                                            -           6,534         106,864
 Bottle purchase requirements                                                              -               -         232,363
 Payments to related parties                                                               -               -               -
 Stock issued for services                                                                 -               -          28,100
 Other                                                                                   925               -             925
                                                                                  ----------      ----------      ----------
                                                                                     131,858          20,884         544,349
                                                                                  ----------      ----------      ----------
          NET LOSS                                                                $ (131,780)     $  (20,884)      $(544,271)
                                                                                  ==========      ==========      ==========

NET LOSS PER COMMON SHARE                                                              (0.01)          (0.01)          (0.08)
                                                                                  ==========      ==========      ==========

WEIGHTED AVERAGE NUMBER
  OF COMMON SHARES OUTSTANDING                                                    10,590,100      10,590,100      10,590,100
                                                                                  ==========      ==========      ==========



        The accompanying notes are an integral part of these statements.

                           UNITED SHIELDS CORPORATION
                        (A Development Stage Enterprise)

                            STATEMENTS OF CASH FLOWS

                                                                               Six Months Ended             From October 22, 1986
                                                                                   June 30,                (Date of Inception) to
                                                                            1997             1996               June 30, 1997
                                                                            ----             ----               --------------
 CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                                                $ (131,780)     $   (20,884)             $(544,271)
 Stock issued for services                                                        -                -                 28,100
 Amortization                                                                11,112           10,000                 44,445
 Depreciation                                                                   505                -                    505
 (Increase) in prepaid expense                                              (19,000)                                (19,000)
 (Increase) in accounts receivable                                                -                -                 (6,955)
 (Increase) in deposits                                                      (6,333)               -                 (6,333)
 Increase(decrease) in accounts payable                                    (204,958)               -                  8,410
 Increase in accrued expenses                                                 6,144            4,350                 17,975
 Increase(decrease) in accounts payable stockholder                               -                -                      -
                                                                         ----------      -----------               --------
     Net operating activities                                              (344,310)          (6,534)              (477,124)


CASH FLOWS FROM INVESTING ACTIVITIES
 Goodwill - purchase of Capital 2000, Inc.                                  (50,000)                                (50,000)
 Purchase of furniture and fixtures                                         (14,161)               -                (14,161)
 Acquisition of marketing agreement                                               -                -               (115,000)
                                                                         ----------      -----------               --------
     Net investing activities                                               (64,161)               -               (179,161)


CASH FLOWS FROM FINANCING ACTIVITIES
 Borrowings on notes payable stockholders                                   133,400            3,486                331,278
 Payments on notes payable stockholders                                           -                -               (117,959)
 Proceeds from issuance of stock                                            407,964                -                442,966
 Proceeds from stock subscribed                                            (133,000)               -                      -
 Company accounts payable assumed
    by stockholder                                                                -                -                      -
                                                                         ----------      -----------               --------
     Net financing activities                                               408,364            3,486                656,285
                                                                         ----------      -----------               --------

NET DECREASE IN CASH                                                           (107)          (3,048)                     -

Cash at beginning of period                                                     107           11,966                      -
                                                                         ----------      -----------               --------

Cash at end of period                                                    $        -     $      8,918              $       -
                                                                         ==========     ============              =========


        The accompanying notes are an integral part of these statements.