Form 10QSB
period 1997-09-30
UNITED SHIELDS CORP/OH/
filed 1997-10-31
CIK 808432

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 1997

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _________ to __________

                       Commission file number: 33-11062-D

                           UNITED SHIELDS CORPORATION
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

         Colorado                                        84-1049047
-------------------------------              ----------------------------------
(State of other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                   655 Eden Park Drive, Cincinnati, Ohio 45202
                   -------------------------------------------
          (Address of principal executive offices, including zip code)

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

As of October 30, 1997, 11,530,100 shares of common stock, no par value per share, were outstanding.

Transitional Small Business Disclosure Format:        Yes     No X
                                                         ---    ---

                           UNITED SHIELDS CORPORATION

                                TABLE OF CONTENTS

Part I.   Financial Information

          Item 1.  Financial Statements:                                 Page
                                                                         ----

                   Consolidated Balance Sheets as of                      3
                   September 30, 1997 and December 31, 1996

                   Consolidated Statements of Operations for              4
                   the Quarters Ended September 30, 1997 and
                   1996 and for the period from October 22, 1986
                   (Date of Inception) through September 30, 1997

                   Consolidated Statements of Operations for              5
                   the Nine Months Ended September 30, 1997 and
                   1996 and for the period from October 22, 1986
                   (Date of Inception) through September 30, 1997

                   Consolidated Statements of Cash Flows for              6
                   the Nine Months Ended September 30, 1997 and 1996 and for the period from October 22, 1986 (Date of Inception) through September 30, 1997

                   Notes to Consolidated Financial Statements             7

          Item 2.  Management's Plan of Operation                         10

Part II.  Other Information

          Item 5.  Other Information                                      14

          Item 6.  Exhibits and Reports on Form 8-K                       14

SIGNATURES                                                                17

                           UNITED SHIELDS CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)

                                 BALANCE SHEETS


          ASSETS                                           September 30     December 31
                                                                1997            1996
                                                            -----------      ---------
CURRENT ASSETS
 Cash                                                       $    22,963      $     107
 Prepaid expense                                                 15,398
 Accounts receivable - officer                                    6,955          6,955
                                                            -----------      ---------
          Total current assets                                   45,316          7,062

FURNITURE AND FIXTURES, net                                      18,106            -

OTHER ASSETS
 Deposits                                                         3,628            -
 Goodwill, net                                                   48,055            -
 Investments                                                    715,000            -
 Marketing agreement, net                                        66,667         81,667
                                                            -----------      ---------
                                                                833,350         81,667

                                                            $   896,772      $  88,729
                                                            ===========      =========


          LIABILITIES

CURRENT LIABILITIES
 Notes payable - stockholders                               $   710,319      $  79,919
 Accounts payable                                                23,009        213,368
 Accrued liabilities - interest                                  25,673         11,831
 Payable to related party                                           -              -
                                                            -----------      ---------
          Total current liabilities                             759,001        305,118


COMMITMENTS                                                         -              -


 STOCKHOLDERS' EQUITY
 Common stock - authorized 500,000,000 shares without
  par value; issued and outstanding 10,730,100 at
  September 30, 1997 and 9,215,640 at December 31, 1996       1,031,066         63,102

 Stock subscribed, not yet issued                                   -          133,000

 Additional paid-in capital                                         -              -

 Deficit accumulated                                           (893,295)      (412,491)
                                                            -----------      ---------
                                                                137,771       (216,389)
                                                            -----------      ---------

                                                            $   896,772      $  88,729
                                                            ===========      =========





        The accompanying notes are an integral part of these statements.

                           UNITED SHIELDS CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)

                            STATEMENTS OF OPERATIONS


                                           Quarter Ended      From October 22, 1986
                                           September 30       (Date of Inception) to
                                       1997           1996      September 30, 1997
                                ---------------  -------------  ------------------
REVENUE:
 Interest income                   $        519       $    -             $     597

EXPENSES:
 Advertising                               (550)                             1,959
 Amortization                             5,833          5,000              50,278
 Depreciation                               218                                723
 Insurance                                  116                                116
 Interest                                 7,698          2,175              25,673
 License                                 15,000                             15,000
 Marketing                                4,529                              4,529
 Office                                   8,760                             15,585
 Payroll taxes                            6,077                              6,357
 Professional fees                      148,373            -               216,826
 Public relations                         2,010            -                19,510
 Rent                                     9,605                             11,285
 Salaries                               134,654                            144,654
 Telephone                                1,953                              4,117
 Travel                                   5,153            -                 8,914
 Start-up costs                             -           35,674             106,864
 Bottle purchase requirements               -              -               232,363
 Payments to related parties                -              -                   -
 Stock issued for services                  -              -                28,100
 Other                                      114            -                 1,039
                                   ------------      ---------           ---------
                                        349,543         42,849             893,892
                                   ------------      ---------           ---------

          NET LOSS                 $   (349,024)     $ (42,849)          $(893,295)
                                   ============      =========           =========


NET LOSS PER COMMON SHARE                 (0.03)
                                   ============


WEIGHTED AVERAGE NUMBER
  OF COMMON SHARES OUTSTANDING       10,661,622
                                   ============











        The accompanying notes are an integral part of these statements.

                           UNITED SHIELDS CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)

                            STATEMENTS OF OPERATIONS


                                         Nine Months Ended         From October 22, 1986
                                           September 30,           (Date of Inception) to
                                        1997           1996          September 30, 1997
                                   ------------      ---------     ----------------------
REVENUE:
 Interest income                   $        597      $      -            $     597

EXPENSES:
 Advertising                              1,959            -                 1,959
 Amortization                            16,945         15,000              50,278
 Depreciation                               723            -                   723
 Insurance                                  116            -                   116
 Interest                                13,842          6,525              25,673
 License                                 15,000            -                15,000
 Marketing                                4,529            -                 4,529
 Office                                  15,585            -                15,585
 Payroll taxes                            6,357            -                 6,357
 Professional fees                      216,826            -               216,826
 Public relations                        19,510            -                19,510
 Rent                                    11,285            -                11,285
 Salaries                               144,654            -               144,654
 Telephone                                4,117            -                 4,117
 Travel                                   8,914            -                 8,914
 Start-up costs                             -           42,208             106,864
 Bottle purchase requirements               -              -               232,363
 Payments to related parties                -              -                   -
 Stock issued for services                  -              -                28,100
 Other                                    1,039            -                 1,039
                                   ------------      ---------           ---------
                                        481,401         63,733             893,892
                                   ------------      ---------           ---------

          NET LOSS                 $   (480,804)     $ (63,733)          $(893,295)
                                   ============      =========           =========


NET LOSS PER COMMON SHARE                                                    (0.05)
                                                                         =========


WEIGHTED AVERAGE NUMBER
  OF COMMON SHARES OUTSTANDING      10,614,203
                                   ===========













        The accompanying notes are an integral part of these statements.

                           UNITED SHIELDS CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)

                            STATEMENTS OF CASH FLOWS


                                                            Nine Months Ended        From October 22, 1986
                                                              September 30,         (Date of Inception) to
                                                           1997           1996        September 30, 1997
                                                        ---------      ---------      ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                               $(480,804)     $ (63,733)         $  (893,295)
 Stock issued for services                                    -              -                 28,100
 Amortization                                              16,945         15,000               50,278
 Depreciation                                                 723            -                    723
 (Increase) in prepaid expense                            (15,398)           -                (15,398)
 (Increase) in accounts receivable                            -              -                 (6,955)
 (Increase) in deposits                                    (3,628)           -                 (3,628)
 Increase(decrease) in accounts payable                  (190,359)           -                 23,009
 Increase in accrued expenses                              13,842          6,525               25,673
 Increase(decrease) in accounts payable stockholder           -              -                    -
                                                        ---------      ---------          -----------
     Net operating activities                            (658,679)       (42,208)            (791,493)


CASH FLOWS FROM INVESTING ACTIVITIES
 Goodwill - purchase of Capital 2000, Inc.                (50,000)           -                (50,000)
 Investments                                             (155,000)      (155,000)
 Purchase of furniture and fixtures                       (18,829)           -                (18,829)
 Acquisition of marketing agreement                           -              -               (115,000)
                                                        ---------      ---------          -----------
     Net investing activities                            (223,829)           -               (338,829)


CASH FLOWS FROM FINANCING ACTIVITIES
 Borrowings on notes payable stockholders                 630,400         31,486              828,278
 Payments on notes payable stockholders                       -              -               (117,959)
 Proceeds from issuance of stock                          407,964            -                442,966
 Proceeds from stock subscribed                          (133,000)           -                    -
 Company accounts payable assumed
    by stockholder                                            -              -                    -
                                                        ---------      ---------          -----------
     Net financing activities                             905,364         31,486            1,153,285
                                                        ---------      ---------          -----------

NET INCREASE (DECREASE) IN CASH                            22,856        (10,722)              22,963

Cash at beginning of period                                   107         11,966                  -
                                                        ---------      ---------          -----------

Cash at end of period                                   $  22,963      $   1,244          $    22,963
                                                        =========      =========          ===========

SUPPLEMENTAL DISCLOSURE OF NON CASH TRANSACTION
Increase in investments and common stock
due to shares issued in connection with
the proposed acquisition of Master Molders Inc.         $ 560,000          $ -            $   560,000
                                                        =========      =========          ===========





        The accompanying notes are an integral part of these statements.

                           UNITED SHIELDS CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)


                          Notes to Financial Statements
                         September 30, 1997 (Unaudited)




(1)      Condensed Financial Statements

         The financial statements included herein have been prepared by United Shields Corporation without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and United Shields Corporation believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the December 31, 1996 audited financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are in some respect's dependent upon the facts that will exist, and procedures that will be accomplished by United Shields Corporation later in the year.

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

(3)      Issuance of Shares

         In January, 1997, USC completed a private offering of 204,000 shares of its common stock at $2.00 per share. Total proceeds of $408,000 were used to fund operations.

         In August, 1997, USC issued 140,000 shares of its common stock valued at $4.00 per share. This stock was issued in connection with the execution of a Merger Agreement to merger Master Molders, Inc. into a wholly-owned subsidiary of USC. The issuance of the stock is non-refundable even if the merger does not occur, except in very limited circumstances.

                           UNITED SHIELDS CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          Notes to Financial Statements
                         September 30, 1997 (Unaudited)


(4)      Investments

         USC has signed agreements to acquire three companies. The partial payments made for these acquisitions are classified as Investments on the balance sheet as of September 30, 1997.

         The definitive agreement to acquire Master Molders, Inc. calls for a total purchase price of $1,400,000. The agreement provided for a downpayment of $25,000 cash and 140,000 shares of USC common stock valued at $560,000. The downpayment is non-refundable except in very limited circumstances. A cash payment of $815,000 for the balance of the acquisition price is due at closing.

         The Agreement and Plan of Share Exchange to acquire The HeaterMeals Company calls for a total purchase priceof $2,000,000. In addition, a payment of $30,000 was made at the time of signing the letter of intent. The $2,000,000 purchase price is due at closing.

         On September 22, 1997, USC signed a letter of intent to acquire R P Industries, Inc. ("RPI") for a total purchase price of $9,300,000. A payment of $100,000 was made at the time of signing the letter of intent. USC would issue 800,000 shares of common stock valued at $3,200,000 upon execution of a definitive agreement.

(5)      Related Parties

         USC has borrowed funds from Ramsay-Hughes, Inc. to finance ongoing operations. Ramsay-Hughes currently owns 1,397,720 shares of common stock of USC. In addition, the directors and officers of Ramsay-Hughes own 230,210 shares of Common stock. Mr. Richard Hughes, an officer of the company, is also a director and shareholder of Ramsay-Hughes, Inc. USC borrowed $85,000 on December 12, 1995 and $66,568.70 on December 1, 1996 pursuant to two promissory notes, both of which were due and payable on March 31, 1997. The $85,000 note bears interest at the rate of 8% per annum; the other note does not bear interest. As of September 30, 1997, the principal balance due to Ramsay-Hughes on these two notes was $710,319, which Ramsay-Hughes has converted to payable on demand since March 31, 1997. As of the date hereof, Ramsay-Hughes has not made a demand for payment. On May 22, 1997, USC signed an open-ended promissory note with Ramsay-Hughes to borrow up to $3,000,000 with interest at 12% per annum, due on or before September 24, 1997. This note has been secured by the pledge of Mr. T.J. Tully and certain of his family members of 3,000,000 shares of common stock. As of September 30, 1997, USC had borrowed $710,319. The total principal amount owed by USC to Ramsay-Hughes as of September 30, 1997 was $710,319 which debt Ramsay-Hughes has converted to payable on demand. Ramsay-Hughes has agreed to loan $170,000 to USC on October 31, 1997 for payment to The HeaterMeals Company in connection with the extension of the closing date for the Agreement and Plan of Share Exchange. In addition, Ramsay-Hughes has advised USC that it may continue to loan funds against the open-ended promissory note for the purpose of completing one or more acquisitions.

         USC's wholly-owned subsidiary acquired the rights to the Bottle by assignment from Diverse Products Incorporated ("Diverse"). As consideration for the assignment, the subsidiary agreed to pay Diverse $250,000 which was amended to $0.05 for each Bottle sold by or through the subsidiary with a maximum of $250,000. The consideration was subsequently reduced to $0.04 for each Bottle sold by or through the subisdiary with a maximum of $200,000. In consideration for this reduction, USC agreed to prepay (on behalf of the subsidiary) $40,000 of the $200,00 total, payable at the rate of $5,000 per month for eight months beginning on July 30, 1997. The Company has made total payments of $15,000 as of September 30, 1997. T.J. Tully and his brother, James F. Tully are the sole shareholders, directors and officers of Diverse. T.J. Tully is a director, Chairman of the Board, CEO and stockholder of USC and James F. Tully is a stockholder of USC.

(6)      New Accounting Pronouncement

         In February 1997 the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share". The Company will implement the statement in the fourth quarter of 1997, the effect of which has not yet been determined.

(7)      Subsequent Event

         Effective October 22, 1997, USC entered into a definitive agreement with RPI to merge RPI into a wholly-owned subsidiary of USC. Upon execution of the agreement, USC issued 800,000 shares of USC Common stock which shares are to be held in escrow until the closing, provided that if USC fails to close on or before December 22, 1997, then the shares will be released to the shareholders of RPI unless the failure to close was as a result of either a material breach by RPI of the agreement, or by the inability of RPI to obtain the approval of the merger by the shareholders of RPI. In addition, the number of shares held in escrow is required to be increased proportionately to the extent that the per share price of USC's Common stock is less than $4.00 on the closing Date. The balance of the Purchase Price, $6,000,000 cash less the amount of bank indebtedness assumed by USC's subsidiary is to be paid on the Closing Date.

                           FORWARD-LOOKING STATEMENTS


         The following description of "Management's Plan of Operation" constitutes forward- looking statements for purposes of the Securities Act of 1933 and the Securities Exchange Act of 1934, as amended, and as such involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. The words "expect," "estimate," "anticipate," "predict," and similar expressions are intended to identify forward-looking statements. Important factors that could cause the actual results, performance or achievement of the Company to differ materially from the Company's expectations include the following: 1) one or more of the assumptions or other factors discussed in connection with particular forward-looking statements prove not to be accurate; 2) the Company is unsuccessful in increasing sales through its anticipated marketing efforts; 3) mistakes in cost estimates and cost overruns; 4) the Company's inability to obtain financing for one or more acquisitions and/or for general operations including the marketing of the Bottle; 5) the Company's inability to establish a successful alliance with a major marketer to the supermarket and convenience store markets; 6) the Company's inability to obtain significant shelf space in supermarkets and convenience stores due to competition for space by all food products, requirements to sell through specific distributors, commission or other rate structures which prevent the Company from achieving adequate profit margins and other similar factors; 7) non-acceptance of one or more products of the Company in the marketplace due to costs or other reasons; 8) the Company's inability to supply any product to meet market demand; 9) generally unfavorable economic conditions which would adversely affect purchasing decisions by retailers or consumers; 10) development of a similar competing product with the Bottle and/or HeaterMeals(R) which is not an infringement of any of the patents pertaining to those products; 11) inability of the owner of any of the patents to protect against infringement; 12) the inability to successfully integrate one or more acquisitions with USC's operations (including the inability to successfully integrate several acquisitions at the same time, integrate businesses which may be diverse as to type of business, geographic area, or customer base and the diversion of management's attention among several acquired businesses) without substantial costs, delays or other problems; 13) the Company experiences labor and/or employment problems such as work stoppages, inability to hire and/or retain competent personnel, etc.; 14) a shortage in the supply of significant raw materials, such as resin and magnesium, which would significantly increase the cost of goods sold; and 15) the Company experiences unanticipated problems (including but not limited to accidents, fires, acts of God, etc.), or is adversely affected by problems of its suppliers, shippers, customers or others. All written or oral forward-looking statements attributable to the Company are expressly qualified in their entirety by such factors.


ITEM 2.           MANAGEMENT'S PLAN OF OPERATION

         United Shields Corporation (the "Company") intends to operate as a holding and marketing company, acquiring operating companies engaged in beverage and beverage packaging, food and food packaging and manufacturing of plastic containers and products. The Company's objective is to acquire operating companies that will complement the Company's business(es) and increase the Company's asset and revenue base. The Company has entered into definitive agreements to acquire Master Molders, Inc. ("Master Molders"), The HeaterMeals Company ("THC"), and R.P. Industries, Inc. ("RPI") (collectively the "Planned Acquisitions"). The Company intends to continue to identify and evaluate other potential acquisition candidates involved in plastics manufacturing, production, packaging, distribution and/or production of various consumer beverage or food products. The Company is presently engaged in negotiations to acquire several companies. Management expects that it is possible that in the fourth quarter of 1997 the Company will enter into additional letters of intent to acquire some of those companies. Acquisitions may involve a number of risks some of which could have a material adverse effect on the Company's operations and financial results including, without limitation: the ability to successfully integrate several acquisitions at the same time (if the Company is able to acquire several companies within a short period of time); the ability to integrate businesses which may be diverse as to type of business, geographic area, or customer base; the diversion of management's attention among acquired businesses and in seeking additional acquisition opportunities; dependence on retaining, hiring and training key personnel; and adverse short-term effects on operating results and amortization of acquired intangible assets. There can be no assurance that the Company will be successful in consummating the acquisition of candidates or in integrating acquired businesses.

Manufacturing of Plastic Containers and Products

         To create vertically integrated operations, the Company intends to acquire manufacturing facilities which produce bottles and containers for the Company's anticipated beverage and food products. In addition to providing packaging for the Company's beverage and food products, any such companies acquired would likely provide parts and products to other, manufacturers and consumer markets as a source of additional revenue. On August 7, 1997, the Company signed a definitive agreement (the "Master Molders Agreement") with Master Molders, Inc., a South Carolina-based manufacturer of custom plastic industrial parts ("Master Molders"), to merge Master Molders with and into a wholly-owned subsidiary of the Company (the "MMI Acquisition"). In connection with the MMI Acquisition, the Company paid $25,000 and issued 140,000 shares of Common Stock to Master Molders' shareholders, William Smetana and Edward Bonin, which consideration is non-refundable except in very limited circumstances. The balance of the purchase price, $815,000 cash, is to be paid to Messrs. Smetana and Bonin upon closing of the Acquisition, which is expected to occur on or before November 15, 1997. Messrs. Smetana and Bonin now serve as the Company's Vice President of Production and Vice President of Engineering and Quality Control, respectively.

         Effective October 22, 1997, the Company entered into a definitive agreement with R.P. Industries, Inc. ("RPI"), to merge RPI with a wholly-owned subsidiary of the Company. RPI manufactures thermoplastic resin products. RPI has two manufacturing facilities, one located in Chester, Virginia and the other near Durham, North Carolina. Upon execution of the letter of intent with RPI, the Company paid $100,000 in cash to RPI's shareholders. Upon execution of the definitive agreement, the Company issued 800,000 shares of Common Stock to RPI for the benefit of its shareholders, which shares are to be held in escrow until the closing, provided that if the Company fails to close on or before December 22, 1997, then the shares will be released to the shareholders of RPI unless the failure to close is a result of either a material breach by RPI of the definitive agreement, or the inability of RPI to obtain the approval of the merger by the shareholders of RPI. In addition, the number of shares held in escrow is required to be increased proportionately to the extent that the per share price of the Common Stock is less than $4.00 on the closing date. The balance of the purchase price, $6,000,000 cash less the amount of bank indebtedness assumed by the wholly-owned subsidiary of the Company is to be paid on the closing date.

Food and Food Packaging

         On September 12, 1997, the Company signed an Agreement and Plan of Share Exchange (the "HeaterMeals Agreement") to acquire all of the outstanding common stock of THC, an Ohio-based manufacturer and packager of electrochemical heaters and packaged food products. THC manufactures a line of shelf-staple meals with a patented self-heating device under the trade name of HeaterMeals(R) and also markets separately self-heating devices. To date, most of the revenues of THC have been generated from sales of a self-heating device to government contractors (called a flameless ration heater, or FRH) who incorporate the FRH into the "meals-ready-to-eat" which are sold to the military for use by soldiers in the field. The Company's objective will be to expand the marketing and sales of the HeaterMeals(R) shelf-staple meals to consumers. The Company expects to create meals for the HeaterMeals(R) line that are more appealing to consumers and redesign packaging of the meals. The Company believes that the convenience of the self-heating feature of the meals and the redesign of the meals will enable the Company to broaden the consumer marketing of HeaterMeals. Additionally, the Company expects to conduct further research in an attempt to commercially exploit the chemical reaction that results in self-heating of the meals for other applications.

         The $2,000,000 purchase price under the HeaterMeals Agreement is due upon closing, which has been extended from October 15, 1997 to November 15, 1997. Upon execution of the letter of intent, the Company paid $30,000 to THC. In connection with the extension of the date of closing, the Company agreed to pay $170,000 on or before October 31, 1997 to THC which funds are required to be used to reduce THC's bank indebtedness.

Beverage and Beverage Packaging

         As previously reported, the Company, through its wholly-owned subsidiary ("Subsidiary"), obtained exclusive worldwide marketing rights for a patented collapsible plastic bottle (the "Bottle") for retail/consumer sale of water and water-based beverages and pre-packed powdered instant drink mixes. The Company believes that the marketing potential for the Bottle is that it would significantly reduce the costs associated with manufacturing, distributing and marketing bottled beverages. The primary benefit of the Bottle is that it can be shipped and stored in its collapsible state and water can be added to it manually, without the use of special equipment. The Company believes that the convenience of being able to add water to the Bottle at any stage in the sales and distribution chain will enable the Company to market the Bottle for a variety of uses.

Financing Management's Plan of Operation

         The Company has borrowed funds from Ramsay-Hughes, Inc.
("Ramsay-Hughes") to finance ongoing operations while the Company is seeking acquisition candidates and pursuing the necessary financing to complete those acquisitions. Ramsay-Hughes is a Cincinnati-based merchant banking firm which invests in various companies, including the Company. Ramsay-

Hughes currently owns 1,397,720 shares of Common Stock of the Company. In addition, the directors and officers of Ramsay-Hughes own 230,210 shares of Common Stock. The Company has borrowed funds from Ramsay-Hughes to finance ongoing operations while the Company is seeking acquisition candidates and pursuing the necessary financing to complete those acquisitions. The Company borrowed from Ramsay-Hughes $85,000 on December 12, 1995 and $66,568.70 on December 1, 1996 pursuant to two promissory notes, both of which were due and payable on March 31, 1997. The $85,000 note bears interest at the rate of 8% per annum; the other note does not bear interest. As of October 20, 1997, the principal balance due to Ramsay-Hughes on these two notes was $63,318.70, which Ramsay-Hughes has converted to payable on demand since March 31, 1997. As of the date hereof, Ramsay-Hughes has not made a demand for payment. On May 22, 1997, the Company signed an open-ended promissory note with Ramsay-Hughes to borrow up to $3,000,000, with interest at 12% per annum, due on or before September 24, 1997. This note has been secured by the pledge by Mr. T. J. Tully and certain of his family members of 3,000,000 shares of Common Stock. As of September 30, the Company had borrowed $710,319.00. The total principal amount owed by the Company to Ramsay-Hughes as of September 30, 1997 was $710,319.00, which debt Ramsay-Hughes has converted to payable on demand. Ramsay-Hughes has agreed to loan $170,000 to the Company on October 31, 1997 for payment to THC in connection with the extension of the closing date for the HeaterMeals Agreement. In addition, Ramsay-Hughes has advised the Company that it may continue to loan funds against the open-ended promissory note for the purpose of completing one or more of the Planned Acquisitions.

         Ramsay-Hughes has advised the Company that it presently does not intend to demand payment on its outstanding loans so long as the Company is pursuing a business strategy which is consistent with Ramsay-Hughes investment in the Company. However, Ramsay-Hughes has reserved the right to demand payment at any time and advised the Company that it would demand repayment of some or all of its loans at such time as the Company secures other debt financing and/or equity financing necessary to complete the Planned Acquisitions and provide adequate working capital for its business operations.

         Mr. Richard Hughes, an officer of the Company, is also a director and shareholder of Ramsay-Hughes, Inc.

         The Company is currently seeking a combination of debt and equity financing to complete the Planned Acquisitions and provide needed working capital. There is no assurance that the Company will be successful in obtaining such financing.

                                     PART II

ITEM 5.           OTHER INFORMATION

         On October 1, 1997, John Richard Pierce, Jr. resigned as a Director of the Company. Mr. Pierce's resignation was not due to a disagreement with the Company on any matter relating to the Company's operations, policies or practices.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits                                                              Filed Herewith
                  --------                                                                 (Page #) or
                                                                                        Incorporated by
                                                                                          Reference to:
                                                                                        ---------------

         2        Plan of Acquisition, Reorganization, Arrangement,
                    Liquidation or Succession

                  2.1      Agreement dated August 7, 1997 between                       Exhibit 10(1)(a)(14) to
                           Master Molders, Inc. and the Company                         the Company's Form
                                                                                        10-QSB for the quarter
                                                                                        ended June 30, 1997

                  2.2      Agreement and Plan of Share Exchange by and                  Exhibit 2.1 to the
                           between The HeaterMeals Company and United                   Company's Form 8-K
                           Shields Corporation dated September 12, 1997                 dated September 12,
                                                                                        1997

                  2.3      Merger Agreement by and among R.P.                           E-1 - E-34
                           Industries, Inc. and United Shields Corporation
                           and its wholly owned subsidiary dated October
                           22, 1997

         3(a)     Articles of Incorporation

                  3.1      Articles of Incorporation                                    Exhibit 3.1 to the
                                                                                        Company's  Registration
                                                                                        Statement
                                                                                        (No. 33-11062-D)

                  3.1(a)   Articles of Amendment to the Articles of                     Exhibit 3.1(a) to the
                           Incorporation dated March 15, 1995                           Company's Form 10-
                                                                                        KSB for the year ended
                                                                                        December 31, 1995


                                                                                        Filed Herewith
                                                                                         (Page #) or
                                                                                        Incorporated by
                                                                                          Reference to:
                                                                                        ---------------
                  3.1(b)   Articles of Amendment to the Articles of                     Exhibit 3.1(b) to the
                           Incorporation dated February 26, 1996                        Company's Form 10-K
                                                                                        SB for the year ended
                                                                                        December 31, 1995

                  3.1(c)   Articles of Amendment to the Articles of                     Exhibit 3(a)(4) to the
                           Incorporation dated May 21, 1997                             Company's Form 10-
                                                                                        QSB for the quarter
                                                                                        ended June 30, 1997

         3(b)     By-laws

                  3.2      Bylaws of the Company                                        Exhibit 3.2 to the
                                                                                        Company's Registration
                                                                                        Statement
                                                                                        (No. 33-11062-D)

         10(i)             Material Agreements

                  10.1     Management Agreement dated August 7, 1997                    Exhibit 10(1)(a)(14) to
                           between Master Molders, Inc. and the Company                 the Company's Form
                                                                                        10-QSB for the quarter
                                                                                        ended June 30, 1997

                  10.2     Letter of Intent between R.P. Industries, Inc.               Exhibit 10.1 to the
                           and United Shields Corporation dated                         Company's Form 8-K
                           September 22, 1997                                           dated September 12,
                                                                                        1997

                  10.3     Management Agreement by and between R.P.                     E-35 - E-40
                           Industries, Inc. and United Shields Corpoation
                           and its wholly owned subsidiary dated October
                           22, 1997

                  10.4     Employment Agreement by and between United                   E-41 - E-48
                           Shields Corporation and Donald T. Zimmerman
                           dated September 30, 1997

         27       Financial Data Schedule                                               E-49


         (b)      Reports on Form 8-K

         The Company filed a report on Form 8-K dated September 12, 1997, reporting (i) signing a definitive agreement to acquire all of the outstanding stock of The HeaterMeals Company, an Ohio-based manufacturer and packager of electrochemical heaters and packaged food products, and (ii) entering into a letter of intent with R.P. Industries, Inc. ("RPI") to acquire directly, or indirectly through a subsidiary, all of the stock of RPI, a Virginia-based injection molding company, or, to merge with RPI either directly, or indirectly through a subsidiary. The Company also filed a report on Form 8-K dated August 7, 1997, reporting (i) signing a definitive agreement to acquire all of the stock of Master Molders, Inc. ("Master Molders"), a South Carolina-based manufacturer of plastic industrial parts pursuant to a merger of Master Molders with and into a wholly-owned subsidiary of the Company and (ii) addition of personnel to the Company's management.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  UNITED SHIELDS CORPORATION


                                  By: /s/ T. J. Tully
                                      -----------------------------------------
                                      T. J. Tully, Chairman of the Board and
                                      Chief Executive Officer



                                  /s/ Beverley R. Gill
                                  ---------------------------------------------
                                      Beverley R. Gill, Chief Financial Officer



Dated: October 24, 1997

                                MERGER AGREEMENT
                                ----------------


                  THIS AGREEMENT (the "AGREEMENT") is made as of this 22nd day of October 1997, by and among R.P. INDUSTRIES, INC., a Virginia corporation ("COMPANY"), and UNITED SHIELDS CORPORATION, a Colorado corporation ("USC"), and its wholly owned subsidiary to be designated later (the "SUBSIDIARY").

                  WHEREAS, USC desires to cause Subsidiary to acquire the business of Company (the "BUSINESS") as a going concern in exchange for an aggregate total of (i) 800,000 authorized shares of the common stock, no par value, of USC (the "COMMON STOCK"), subject to the issuance of additional shares of Common Stock as provided in Section 1.8 hereof, and (ii) a cash payment in the amount of $6,100,000 less the amount of Company's indebtedness for borrowed money outstanding on the Closing Date. The consideration described in clauses
(i) and (ii) is hereinafter collectively referred to as the "MERGER CONSIDERATION." As of the date hereof, $100,000 of the cash payment described in clause (ii) has been paid to Company on a nonrefundable basis; and

                  WHEREAS, the parties will achieve the sale of the Business contemplated hereunder through the merger of Company with and into Subsidiary (the "MERGER"), which the parties hereto intend to treat as a qualified reorganization under Internal Revenue Code ("IRC") Sections 368(a)(1)(A) and 368(a)(2)(D).

                  NOW, THEREFORE, in consideration of the mutual promises, covenants, and representations contained herein, THE PARTIES HERETO AGREE AS
FOLLOWS:


                                    ARTICLE I

                                   THE MERGER
                                   ----------


                  Section 1.1 INTERIM MEASURES. During the period after execution of this Agreement and before Closing (as provided in Article
         VII), Company and USC shall have entered into a Management Agreement simultaneously with execution of this Agreement that provides USC access to Company's financial data and authority over substantial expenditures and material management decisions. Such Management Agreement will terminate on the Closing Date.

                  Section 1.2 THE MERGER. In accordance with the Virginia Stock Corporation Act (the "VSCA") and the corporate code of Subsidiary's State of Incorporation (the "SCL"), at the Effective Time, defined below, Company shall be merged with and into Subsidiary pursuant to the Plan of Merger attached hereto as EXHIBIT A. As a result of the Merger, the separate corporate existence of Company shall cease and Subsidiary shall continue as the surviving corporation and shall succeed to and assume all of the rights and obligations of Company. The Merger shall occur as soon as practical following the satisfaction or waiver of the conditions set forth in Articles V and VI hereof.

                  Section 1.3 CONSUMMATION OF MERGER. The Merger shall be consummated by filing with (a) the State Corporation Commission of the Commonwealth of Virginia of Articles of Merger in such form as is required by, and executed in accordance with, the relevant provisions of the VSCA, together with such other documents as may be required by the relevant provisions of the VSCA, and (b) the Secretary of State of Subsidiary's State of Incorporation a Certificate of Merger in such form as is required by, and executed in accordance with, the relevant provisions of the SCL, together with such other documents as may be required by the SCL. The Merger shall become effective (the "EFFECTIVE TIME") at the later of (i) the time of issuance by the State Corporation Commission of the Commonwealth of Virginia and (ii) the time of issuance by the Secretary of State of Subsidiary's State of Incorporation of certificates of merger with respect to the Merger, and shall have the effects set forth in Section 13.1-721 of the VSCA, the relevant provisions of the SCL and in the Plan of Merger (but in no event shall the Effective Time occur at any time after the Closing
         Date).

                  Section 1.4 ARTICLES OF INCORPORATION; BYLAWS. The Articles of Incorporation and Bylaws of Subsidiary shall be restated in their entirety as attached to the Certificate of Merger and shall continue in effect until amended as provided therein and by law.

                  Section 1.5 CANCELLATION OF STOCK. As of the Effective Time, all shares of Company ("SHARES") shall automatically be canceled and retired and shall convert into the right to receive such holder's appropriate portion of the Merger Consideration set forth in Section 1.8.

                  Section 1.6 WARRANTS AND OTHER SECURITIES. As of the Effective Time, the stock options of Company held by Granville G. Valentine, III to acquire 110,000 Shares shall, to the extent not theretofore exercised, automatically be canceled and retired and, subject to receipt of shareholder approval meeting the requirements of IRC Section 280G(b)(5)(B) or waiver of such approval by Company, shall convert into the right to receive the appropriate portion of the Merger Consideration set forth in Section 1.8 that relates to such Shares less the aggregate exercise price that would be payable upon exercise of such stock options. All other warrants, options, phantom stock, convertible securities or any other rights to acquire shares of common stock of Company, if any such rights exist, shall be canceled and extinguished at the Effective Time without any conversion thereof and no payment shall be made with respect thereto.

                  Section 1.7 DISSENTING SHARES. Notwithstanding Section 1.8, Shares outstanding immediately prior to the Effective Time and held by a holder who has not voted in favor of the Merger or consented thereto in writing and who has demanded appraisal for such Shares in accordance with the VSCA shall not be converted into a right to receive the Merger Consideration, unless such holder fails to perfect or withdraws or otherwise loses such holder's right to appraisal. If, after the Effective Time, such holder fails to perfect or withdraws or loses such holder's right to appraisal, such Shares shall be treated as if they had been converted as of the Effective Time into a right to receive the Merger Consideration payable in respect of such Shares pursuant to Section 1.8.

                  Section 1.8 CONSIDERATION.

                  (a) Subject to all of the terms and conditions of this Agreement, USC agrees, upon execution of this Agreement, to deliver to Company, in escrow for the benefit of the participating Shareholders of Company on a pro rata basis, 800,000 shares of USC's Common Stock. Additionally, USC will pay to the participating Shareholders of Company their pro rata portions of a cash payment of $6,100,000 (of which $100,000 has heretofore been paid and the remainder shall be paid at Closing) less the amount of Company's indebtedness for borrowed money outstanding as of the Closing Date. The payment of the Merger Consideration shall be subject to the rights of dissenting shareholders. The $100,000 cash payment and the 800,000 shares of USC common stock are nonrefundable and shall be retained by the Shareholders of Company should the transactions contemplated hereunder fail to be consummated on or prior to the Closing Date unless such failure is a direct result of Company's material breach of this Agreement or as a result of the failure of the Shareholders of the Company to approve the Merger as required by applicable law or the Company's Articles of Incorporation.

                  (b) In addition, if on the date of the Effective Time the total fair market value of the 800,000 shares of USC Common Stock is less than 40 percent of the Merger Consideration, USC shall issue as additional Merger Consideration an additional number of shares of its Common Stock so that such additional number of shares plus the 800,000 shares of USC Common Stock constitute (based on their fair market value) 40 percent of the total Merger Consideration. For this purpose, the fair market value per share of USC Common Stock shall be (i) the average of the high and low quoted selling prices per share on the date of the Effective Time, (ii) if there are no sales of USC Common Stock on such date, the weighted average of the high and low quoted selling prices per share for the nearest date before and the nearest date after the date of the Effective Time on which sales occur, provided that each such date must be within five business days of the date of the Effective Time, such average to be weighted inversely by the number of business days between the selling date and the date of the Effective Time, or (iii) if there are no sales of USC Common Stock on the date of the Effective Time or within five business days before and five business days after the date of the Effective Time, the average of the bona fide quoted bid and asked prices per share on the date of the Effective Time. USC shall issue additional shares of USC Common Stock, if any, within ten calendar days after the date of the Effective Time to the Shareholders of the Company (except any dissenting shareholders) in accordance with their percentage ownership of Shares of Company Common Stock immediately before the Effective Time. For purposes of the preceding 40 percent test, the fair market value of shares of USC Common Stock distributable to dissenting shareholders but for the exercise of dissenters' rights shall not be included in the total fair market value of USC Common Stock constituting part of the Merger Consideration but instead shall be treated as part of (and added to) the cash portion of the Merger Consideration.

                  Section 1.9 SPECIAL MEETING. Company, acting through its Board of Directors, shall, subject to the fiduciary duties of such Board of Directors under applicable law as advised by counsel and in accordance with applicable law, duly call, give notice of, convene and hold a special meeting (the "SPECIAL MEETING") of the Shareholders of Company (the "SHAREHOLDERS") as soon as practicable following the execution of this Agreement for the purpose of considering and taking action upon the Merger.

                  Section 1.10 REGISTRATION OF COMMON STOCK.

                  (a) If at any time USC proposes to register any of its Common Stock under the Securities Act of 1933, as amended (the "SECURITIES ACT") in connection with the public offering of such securities pursuant to a registration statement filed, or to be filed, with the Securities and Exchange Commission (the "SEC"), USC shall, each such time, promptly give each holder of Registrable Stock (as defined below) written notice of such determination. Upon the written request of any holder of Registrable Stock, given within 10 days after mailing of any such notice by USC, USC shall cause to be registered under the Securities Act all of the Registrable Stock that each such holder has requested be registered. If the total amount of securities that all holders of Registrable Stock request to be included in such offering exceeds the amount of securities that the underwriters reasonably believe compatible with the success of the offering, USC shall only be required to include in the offering so many of the securities of the selling holders as the underwriters believe will not jeopardize the success of the offering (the securities so included to be apportioned pro rata among the selling holders of Registrable Stock according to the total amount of securities owned by said selling holders, or in such other proportions as shall mutually be agreed to by such selling holders), provided that no such reduction shall be made with respect to any securities offered by USC for its own account. USC agrees to use its good faith best efforts to have such registration statement declared effective within 90 days of the date of filing such registration statement. As used herein, "REGISTRABLE STOCK" shall mean, collectively, (i) the 800,000 shares of Common Stock to be issued by USC pursuant to Section 1.8(a) and (ii) the additional shares of Common Stock of USC, if any, issued under Section 1.8(b).

                  (b) If USC has not filed a registration statement under the Securities Act with the SEC as to all or part of the Registrable Stock on or before March 31, 1998, as set forth in paragraph (a) above, then USC agrees that any Registrable Stock not so included in a registration statement shall be registered by USC under the Securities Act pursuant to a shelf registration statement filed with the SEC on or before June 30, 1998. USC agrees to use its good faith best efforts to have such registration statement declared effective within 90 days of the date of filing such shelf registration statement.

                  (c) If any shares of the Registrable Stock have not been registered by USC as set forth in either paragraph (a) or paragraph (b) above, then each holder of such shares of

         Registrable Stock shall have the right (the "Put") which each such holder shall exercise by giving written notice to USC, to sell to USC, and, upon exercise of such right, USC shall have the obligation to purchase from such holders all such shares of Registrable Stock subject to such Put at a price of $5.10 per share of Registrable Stock. The payment for such shares of Registrable Stock shall be made within five business days of the exercise of the Put. The holders of Registrable Stock shall have the right to exercise the Put rights set forth herein until the earlier of (i) the date on which the shares of Registrable Stock are registered by USC as set forth in paragraph (a) or paragraph
         (b) above or (ii) the first anniversary of the Closing Date.

                  (d) USC's obligations under this Section 1.10 shall survive the termination of this Agreement (other than a termination that results from Company's material breach hereunder). All expenses incurred in connection with a registration pursuant to this Section
         1.10 (excluding underwriters' discounts and commissions), including without limitation all registration and qualification fees, printers' and accounting fees, fees and disbursements of counsel for USC and the reasonable fees and disbursements of one counsel for the selling holders, shall be borne by USC.

                  (e) To the best knowledge of the Company, no Shareholder of the Company has the present intention to sell or otherwise dispose of the USC Common Stock to be issued pursuant to the Merger, which stock on the Closing Date will not have been registered under the Securities Act, or registered or otherwise qualified for sale under any applicable state securities law. In recognition of the fact that due to a change in circumstances or other events beyond the control of the Shareholders of the Company, the Shareholders may at some point need to sell some or all of said stock, the Company and USC have agreed to the registration rights provided for in this Section 1.10.

                  (f) As a condition to receipt by the Shareholders of Common Stock on the Closing Date, each Shareholder not dissenting to the Merger shall execute an investment intent letter substantially in the form(s) attached hereto as EXHIBIT B.


                                   ARTICLE II

                    REPRESENTATIONS AND WARRANTIES OF COMPANY
                    -----------------------------------------

         Including the disclosures made on SCHEDULE 2 which is attached hereto and incorporated herein by reference, Company hereby represents and warrants to USC that:



                  Section 2.1 ORGANIZATION. Company is a corporation duly organized, validly existing, and in good standing under the laws of the Commonwealth of Virginia, has all necessary corporate powers to own its properties and to carry on its business as now owned and operated by it, and is duly qualified to do business and is in good standing in each of the jurisdictions where its business requires qualification.

                  Section 2.2 CAPITALIZATION. The authorized capital stock of Company consists of 10,000,000 shares of $0.01 par value common stock, of which 1,044,080 shares are currently issued and outstanding. A list of the Shareholders of the Company is set forth on SCHEDULE 2. All of the issued and outstanding shares of Company are duly authorized, validly issued, fully paid, and nonassessable. Other than as disclosed on SCHEDULE 2, there are no outstanding subscriptions, options, rights, warrants, debentures, instruments, convertible securities, or other agreements or commitments obligating Company to issue any additional shares of its capital stock of any class.

                  Section 2.3 SUBSIDIARIES. Company owns the subsidiaries listed on SCHEDULE 2 and no others.

                  Section 2.4 DIRECTORS AND OFFICERS. SCHEDULE 2 contains the names and titles of all directors and officers of Company as of the date of this Agreement.

                  Section 2.5 DISPOSITION OF COMMON STOCK. There is no plan or intention by the Shareholders of Company who own 1 percent or more of its stock, and to the best of the knowledge of the management of Company, there is no plan or intention on the part of the remaining Shareholders of Company to sell, exchange or otherwise dispose of a number of shares of the Common Stock received in this transaction that would reduce Company Shareholders' ownership of Common Stock to a number of shares having a value, as of the date of the transaction, of less than 40 percent of the value of all of the formerly outstanding stock of Company as of the same date. For the purposes of this representation, shares of Company stock exchanged for cash or other property or surrendered by dissenters will be treated as outstanding Company stock on the date of the transaction. Moreover, Shares of Company Common Stock and shares of USC Common Stock held by Company Shareholders and otherwise sold, redeemed, or disposed of prior or subsequent to the transaction will be considered in making this representation, but gifts of Shares of Company Common Stock to or for the benefit of any organization described in IRC Section 501(c)(3) before the date of the Special Meeting will not be taken into account.

                  Section 2.6 NO INVESTMENT COMPANY. Company is not an investment company as defined in IRC Section 368(a)(2)(F)(iii) and
         (iv).

                  Section 2.7 NO COURT JURISDICTION. Company is not under the jurisdiction of a court in a Title 11 or similar case within the meaning of IRC Section 368(a)(3)(A).

                  Section 2.8 FINANCIAL STATEMENTS. Company has delivered to USC its audited balance sheets and related statements of income and cash flow as of July 31, 1997 and 1996 (the "COMPANY FINANCIAL STATEMENTS"). Company Financial Statements are complete and correct in all material respects and have been prepared in accordance with generally accepted accounting principles applied on a consistent basis throughout the periods indicated. Company Financial Statements accurately set out and describe the financial condition of Company as of July 31, 1997. The debt reflected thereon was all incurred for business purposes.

                  Section 2.9 ABSENCE OF CHANGES. Since July 31, 1997, except for changes in the ordinary course of business which have not in the aggregate been materially adverse, to the best of Company's knowledge, Company has conducted its business only in the ordinary course and has not experienced or suffered any material adverse change in the condition (financial or otherwise), results of operations, properties, business or prospects or waived or surrendered any claim or right of material value.

                  Section 2.10 ABSENCE OF UNDISCLOSED LIABILITIES. Neither Company nor any of its properties or assets are subject to any material liabilities or obligations of any nature, whether absolute, accrued, contingent or otherwise and whether due or to become due, that are not reflected in the financial statements presented to USC or have otherwise been disclosed to USC (other than those incurred in the ordinary course of business since July 31, 1997 and consistent with past practice).

                  Section 2.11 THRESHOLD VALUES. Company will transfer to Subsidiary pursuant to the Merger at least 90 percent of the fair market value of the net assets and at least 70 percent of the fair market value of the gross assets held by Company immediately prior to the Effective Time. For purposes of this representation, amounts paid by Company to dissenters, amounts paid by Company to Shareholders who receive cash or other property, Company assets used to pay its reorganization expenses, and all redemptions and distributions (except for regular, normal dividends) made by Company immediately preceding the Merger, will be included as assets of Company held immediately prior to the Merger.

                  Section 2.12 TAX RETURNS. Except as set forth in Schedule 2, within the times and in the manner prescribed by law, Company has filed all federal, state and local tax returns required by law, or has filed extensions which have not yet expired, and has paid all taxes, assessments and penalties due and payable.

                  Section 2.13 INVESTIGATION OF FINANCIAL CONDITION. Without in any manner reducing or otherwise mitigating the representations contained herein and subject in all respects to the confidentiality agreement between Company and USC, dated August 12, 1997, USC and/or its attorneys shall have the opportunity to meet with accountants and attorneys to discuss the financial condition of Company, which shall make available to USC and/or its attorneys all books and records of Company.

                  Section 2.14 INTELLECTUAL PROPERTY. SCHEDULE 2 sets forth a complete and accurate schedule containing all of Company's (i) registered trademarks and service marks, and trademark and service mark applications, including county of filing, filing number, date of issue and expiration date used in the business of Company; (ii) all registered copyrights; and (iii) patents and patent rights. Except as set forth in SCHEDULE 2, to Company's knowledge, no third party has asserted, or threatened to assert against Company or any of its officers or directors any conflicting rights to any such intellectual property and Company has no knowledge of facts that Company believes could reasonably be expected to give rise to such a claim.

                  Section 2.15 ENVIRONMENTAL COMPLIANCE. Except as described on
         SCHEDULE 2 and in the Reports titled "Phase I Assessment; Richmond Plastics; 1351 West Hundred Road, Chesterfield County, Virginia (August 18, 1997)" and "Phase I Environmental Site Assessment; Granville Plastics; 115 Corporation Drive, Oxford, North Carolina (August 15,
         1997)" prepared by Schnabel Engineering and to the best of Company's knowledge and belief:

                  (a) During the period that Company has leased or owned its properties or owned or operated any facilities, there have been no disposals, releases or threatened releases of Hazardous Materials (as defined below) on, from or under such properties or facilities. Neither Company nor any of its officers or directors has any knowledge of any presence, disposals, releases or threatened releases of Hazardous Materials on, from or under any of such properties or facilities, which may have occurred prior to Company having taken possession of any of such properties or facilities. For purposes of this Agreement, the terms "disposal," "release," and "threatened release" shall have the definitions assigned thereto by the Comprehensive Environmental Response, Compensation and Liability Act of 1980, 42 U.S.C. Section 9601 et seq., as amended ("CERCLA"). For the purposes of this Section, "Hazardous Materials" shall mean any hazardous or toxic substance, material or waste which is or becomes prior to the Closing Date regulated under, or defined as a "hazardous substance," "pollutant," "contaminant," "toxic chemical," "hazardous material," "toxic substance," or "hazardous chemical" under (1) CERCLA; (2) the Emergency Planning and Community Right-to-Know Act, 42 U.S.C. Section 11001 ET SEQ.; (3) the Hazardous Materials Transportation Act, 49 U.S.C. Section 1801, ET SEQ.; (4) the Toxic Substances Control Act, 15 U.S.C. Section 2601 ET SEQ.; (5) the Occupational Safety and Health Act of 1970, 29 U.S.C. Section 651 ET SEQ.; (6) regulations promulgated under any of the above statutes; or (7) any applicable state or local statute, ordinance, rule, or regulation that has a scope or purpose similar to those statutes identified above.

                  (b) None of Company's properties or facilities is in violation of any federal, state, or local law, ordinance, regulation, or order relating to industrial hygiene or to the environmental conditions on, under or about such properties or facilities, including, but not limited to, soil and ground water condition. During the time that Company has owned or leased its properties and facilities, neither Company nor, to Company's knowledge, any third party, has used, generated, manufactured or stored on, under or about such properties or facilities or transported to or from such properties or facilities any Hazardous Materials.

                  (c) During the time that Company has owned or leased its properties and facilities, there has been no litigation brought or threatened against Company, or any settlement reached by Company with, any party or parties alleging the presence, disposal, release or threatened release of any Hazardous Materials on, from or under any of such properties or facilities.

                  (d) During the period that Company has owned or leased its properties and facilities, no Hazardous Materials have been transported from such properties or facilities to any site or facility now listed or proposed for listing on the National Priorities List, at 40 C.F.R.
         Part 300, or any list with a similar scope or purpose published by any state authority.

                  Section 2.16 EMPLOYEE PLANS. To the best of Company's knowledge, Company has been and is in compliance with any and all requirements of the Employment Retirement Income Security Act of 1974, as amended, with respect to all its retirement and welfare plans which are subject to such requirements. There are no liabilities with respect to terminated plans and there have been no withdrawals of funds from any such plan except payments to participants and beneficiaries which were required by such plans. Schedule 2 describes certain salary continuance arrangements that Company has with certain employees of Company.

                  Section 2.17 COMPLIANCE WITH LAWS. To the best of Company's knowledge, Company has complied with, and is not in violation of, applicable federal, state or local statutes, laws regulations or ordinances affecting its properties or the operation of its business, except for matters which would not have a material affect on Company or its properties.

                  Section 2.18 LITIGATION. Except as disclosed on Schedule 2, Company is not a party to any litigation, arbitration or other judicial or administrative dispute or proceeding, nor is any governmental investigation pending or, to its best knowledge, threatened against Company which would affect Company or its business, assets or financial condition, except for matters which would not have a material affect on Company or its properties. Company is not in default with respect to any order, writ, injunction or decree of any federal, state, local or foreign court, department, agency or instrumentality applicable to it. Company is not engaged in any suit to recover any material amount of monies due to it.

                  Section 2.19 AUTHORITY. Company has full corporate power and authority to enter into this Agreement. The Board of Directors of Company has taken all action required to authorize the execution and delivery of this Agreement by or on its behalf and the performance of its obligations under this Agreement. No other corporate proceedings are necessary to authorize Company to execute and deliver this Agreement, except the approval of this Agreement by the holders of more than two-thirds of the issued and outstanding Shares. This Agreement is, and when executed and delivered by Company will be, a valid and binding agreement of Company, enforceable against it in accordance with its terms, except as such enforceability may be limited by general principles of equity, bankruptcy, insolvency, moratorium and similar laws relating to creditors' rights generally.

                  Section 2.20 ABILITY TO CARRY OUT OBLIGATIONS. Except as set forth in SCHEDULE 2, neither the execution and delivery of this Agreement, the performance by Company of its obligations under this Agreement, nor the consummation of the transactions contemplated under this Agreement will, to the best of Company's knowledge: (a) materially violate any provision of Company's Articles of Incorporation or Bylaws;
         (b) violate, or be in conflict with, or constitute a material default under, or cause or permit the termination or the acceleration of the maturity of, any debt, contract, agreement or obligation of Company, or require the payment of any prepayment or other penalties; (c) require notice to, or the consent of, any party to any agreement or commitment, lease or license; (d) result in the creation or imposition of any security interest, lien, or other encumbrance upon any material property or assets of Company; or (e) violate any statute or law or any judgment, decree, order, regulation or rule of any court or governmental authority.

                  Section 2.21 FULL DISCLOSURE. Company' representations and warranties made herein, and in any schedule, exhibit or certificate furnished or to be furnished in connection with this Agreement, are true and materially complete at execution of this Agreement and will be true and materially complete at Closing.

                  Section 2.22 GOOD TITLE. Company has good and marketable title to its assets free of material liens or encumbrances other than as disclosed on SCHEDULE 2.

                  Section 2.23 MATERIAL CONTRACTS AND OBLIGATIONS. Attached hereto on SCHEDULE 2 is a list of all agreements, contracts, indebtedness, liabilities and other obligations to which Company is a party or by which it is bound that are material to the conduct and operations of its business and properties and that provide for payments to or by Company in excess of $50,000 or involve transactions or proposed transactions between Company and its officers and directors. Copies of such agreements and contracts and documentation evidencing such liabilities and other obligations have been or will be made available by Company for inspection by USC and its counsel. To Company's knowledge, all of such agreements and contracts are valid, binding and in full force and effect in all material respects, assuming due execution by the other parties to such agreements and contracts.

                  Section 2.24 CONSENTS AND APPROVALS. Except for the filing of the Plan of Merger with the Commonwealth of Virginia and the Subsidiary's State of Incorporation, no consent, approval or authorization of, or declaration, filing or registration with, any governmental or regulatory authority is required to be made or obtained by Company in connection with: (a) execution and delivery; (b) performance of obligations; or (c) the consummation of the transactions contemplated by and under this Agreement.

                                   ARTICLE III

                      REPRESENTATIONS AND WARRANTIES OF USC
                      -------------------------------------

         Including the disclosures made on SCHEDULE 3 which is attached hereto and incorporated herein by reference, USC represents and warrants to Company that:

                  Section 3.1 ORGANIZATION. USC is a corporation duly organized, validly existing, and in good standing under the laws of Colorado, having all necessary corporate powers to own properties and to carry on its business and is duly qualified to do business and is in good standing in each of the jurisdictions where its business requires qualification.

                  Section 3.2 CAPITALIZATION. The authorized capital stock of USC consists of 500,000,000 shares of no par value Common Stock of which 10,730,100 shares of Common Stock are issued and outstanding as of October 22, 1997. USC has no plan or intention to reacquire any of the stock it issues in this transaction. The common stock of USC currently trades on the NASDAQ Bulletin Board under the symbol "UNSC." Recent bid and asked prices of USC stock are detailed on SCHEDULE 3. All of the issued and outstanding shares of Common Stock are duly authorized, validly issued, fully paid and nonassessable.

                  Section 3.3 ORGANIZATION STATUS. Neither USC nor Subsidiary has, nor at the Effective Time will have, any plan or intention to (and each covenants that, for at least two years after the Effective Time, neither will) take any action that would (i) cause or permit USC not to own directly stock of Subsidiary possessing at least 80 percent of the total combined voting power of all classes of Subsidiary stock entitled to vote and at least 80 percent of the total number of shares of each other class of Subsidiary stock, (ii) cause or permit Subsidiary neither to conduct Company's historic business nor to use a significant portion of Company's historic business assets in a business, or (iii) cause or permit Subsidiary to liquidate, merge into another corporation, or otherwise transfer a substantial portion of its assets outside the ordinary course of business. In addition, each of USC and Subsidiary will report and treat the Merger for income tax purposes as a reorganization within the meaning of IRC Section 368(a)(1)(A) by reason of Section 368(a)(2)(D). At the consummation of this transaction, Subsidiary will be a corporation duly organized, validly existing and in good standing under the laws of its State of Incorporation having all necessary corporate powers to own properties and to carry on business.

                  Section 3.4 FINANCIAL STATEMENTS; SEC FILINGS.

                  (a) USC has delivered to Company its audited balance sheet and related statement of earnings and cash flows as of and for the period ended December 31, 1996 and its unaudited balance sheet and related statement of earnings and cash flows as of and for the period ended September 30, 1997 (the "USC FINANCIAL STATEMENTS"). The USC Financial Statements are complete and correct in all material respects and have been prepared in accordance with generally accepted accounting principles applied on a consistent basis throughout the periods indicated. The USC Financial Statements accurately set out and describe the financial condition and operating results of Company as of the dates, and for the periods, indicated therein.

                  (b) To the best of USC's knowledge and belief, USC has filed all forms, reports and documents (collectively, the "SEC REPORTS") required to be filed by it with the SEC since the date that USC has been required to file SEC Reports and has heretofore made available to Company, in the form filed with the SEC (excluding any exhibits thereto), (i) its Annual Reports on Form 10-KSB for the fiscal years ended December 31, 1995 and December 31, 1996, (ii) its Quarterly Reports of Form 10-QSB for the periods ended March 31, 1997 and June 30, 1997, (iii) all proxy statements relating to USC's meetings of stockholders (whether annual or special) held since January 1, 1995 and
         (iv) all other forms, reports and other registration statements (other than Quarterly Reports on Form 10-QSB and preliminary materials) filed by USC with the SEC since January 1, 1995. USC agrees to deliver to Company its Quarterly Report on Form 10-QSB for the period ended September 30, 1997 upon the filing of such report with the SEC and such other forms, reports or registration statements as are filed with the SEC from the date hereof and prior to the Closing Date. SEC Reports and any forms, reports and other documents filed by USC with the SEC (x) were prepared in accordance with the requirements of the Securities Act and the Securities Exchange Act of 1934, as amended (the "EXCHANGE ACT"), as the case may be, and the rules and regulations thereunder and (y) did not at the time they were filed contain any untrue statement of a material fact or omit to state a material fact required to be stated therein or necessary in order to make the statements made therein, in the light of the circumstances under which they were made, not misleading. No subsidiary of USC is required to file any form, report or other document with the SEC, except as set forth on SCHEDULE 3.

                  Section 3.5 ABSENCE OF CHANGES. Since December 31, 1996, except for changes in the ordinary course of business which have not in the aggregate been materially adverse, to the best of USC's knowledge, USC has not experienced or suffered any material adverse change in its condition (financial or otherwise), results of operations, properties, business or prospects or waived or surrendered any claim or right of material value.

                  Section 3.6 ABSENCE OF UNDISCLOSED LIABILITIES. Neither USC nor any of its properties or assets are subject to any liabilities or obligations of any nature, whether absolute, accrued, contingent or otherwise and whether due or to become due, that are not reflected in the financial statements presented to Company (other than those incurred in the ordinary course of business since December 31, 1996 and consistent with past practice).

                  Section 3.7 INVESTIGATION OF FINANCIAL CONDITION. Without in any manner reducing or otherwise mitigating the representations contained herein, Company shall have the opportunity to meet with USC's accountants and attorneys to discuss the financial condition of USC. USC shall make available to Company all its books and records.

                  Section 3.8 EQUIVALENCE OF VALUE. The fair market value of the Common Stock and other consideration received by each Company Shareholder will be approximately equal to the fair market value of the Shares surrendered in the exchange.

                  Section 3.9 CONTINUITY. Following the transaction, Subsidiary will continue the historic business of Company.

                  Section 3.10 NO INTERCORPORATE INDEBTEDNESS. There is no intercorporate indebtedness existing between USC and Company or between Subsidiary and Company that was issued, acquired, or will be settled at a discount.

                  Section 3.11 COMPLIANCE WITH LAWS. To the best of USC's knowledge, it has complied with, and is not in violation of, applicable federal, state or local statutes, laws and regulations affecting its properties or the operation of its business.

                  Section 3.12 LITIGATION. USC is not a party to any litigation, arbitration, or other dispute proceeding, nor is any governmental investigation pending or, to the best knowledge of USC, threatened against USC which would affect USC or its business, assets, or financial condition. USC is not in default with respect to any order, of any federal, state, local, or foreign court, department agency, or instrumentality.

                  Section 3.13 AUTHORITY. USC has full corporate power and authority to enter into this Agreement and to consummate the transactions contemplated by this Agreement. The Board of Directors of USC has taken all action required to authorize the execution and delivery of this Agreement by or on behalf of USC, and all other agreements contemplated hereby, the performance of the obligations of USC hereunder and thereunder and the consummation by USC of the transactions contemplated hereunder and thereunder. No other corporate proceedings on the part of USC are necessary to authorize USC to execute and deliver this Agreement and the other agreements contemplated hereby. This Agreement and the other agreements contemplated hereby are, and when executed and delivered by USC, will be valid and binding agreements of USC, enforceable against USC in accordance with their respective terms, except as such enforceability may be limited by general principles of equity, bankruptcy, insolvency, moratorium and similar laws relating to creditors rights generally.

                  Section 3.14 ABILITY TO CARRY OUT OBLIGATIONS. Neither the execution and delivery of this Agreement, the performance by USC of its obligations under this Agreement, nor the consummation of the transactions contemplated under this Agreement will, to the best of USC's knowledge: (a) violate any provision of USC's articles of incorporation or bylaws; (b) violate, or be in conflict with or constitute a default under, or cause or permit the termination or the acceleration of the maturity of, any debt, contract, agreement or obligation of USC, or require the payment of any prepayment or other penalties; (c) require notice to, or the consent of, any party to any agreement or commitment, lease or license; (d) result in the creation or imposition of any security interest, lien or other encumbrance upon any property or assets of USC; or (e) violate any statute or law or any judgment, decree, order, regulation or rule of any court or governmental authority.

                  Section 3.15 VALIDITY OF USC SHARES. The shares of USC Common Stock to be delivered pursuant to this Agreement, when issued in accordance with the provisions of this Agreement, will be duly authorized, validly issued, fully paid and nonassessable.

                  Section 3.16 FULL DISCLOSURE. USC's representations and warranties made herein, or in any exhibit, certificate or memorandum furnished or to be furnished by USC, or on its behalf, are true and materially complete.

                  Section 3.17 CONSENTS AND APPROVALS. Except for the filing of the Plan of Merger with the Commonwealth of Virginia and the Subsidiary's State of Incorporation, no consent, approval or authorization of, or declaration, filing or registration with, any governmental or regulatory authority is required to be made or obtained by USC in connection with: (a) execution and delivery of its obligations; (b) performance; or (c) consummation by USC of the transactions contemplated by and under this Agreement.

                                   ARTICLE IV

                                    COVENANTS
                                    ---------


                  Section 4.1 INVESTIGATIVE RIGHTS. From the date of this Agreement until the Closing Date, each party shall provide to the other party, and such other party's counsel, accountants, auditors, and other authorized representatives, full access during normal business hours and upon reasonable advance written notice to all of each party's properties, books, contracts, commitments, and records for the purpose of examining the same. Each party shall furnish the other party with all information concerning each party's affairs as the other party may reasonably request. If the transaction contemplated hereby is not completed, all documents received by each party and/or its attorneys and accountants, auditors or other authorized representatives shall be returned to the other party who provided same upon request. The parties hereto, their directors, employees, agents and representatives shall not disclose any of the information described above unless such information is already disclosed to the public, without the prior written consent of the party to which the confidential information pertains. Each party shall take such steps as are necessary to prevent disclosure of such information to unauthorized third parties.

                  Section 4.2 CONDUCT OF BUSINESS. Prior to the Closing, Company and USC shall each conduct its business only in the normal course, and shall not sell, pledge, assign or distribute any assets, except in the regular course of business.

                  Section 4.3 AGREEMENTS. Company shall not, at any time prior to December 22, 1997, agree to merge with, be acquired by (which acquisition would result in the acquiror owning more than 50% of the voting capital stock of Company) or sell all or substantially all of its assets to any corporation, limited liability company, partnership, person or other entity or group other than USC or Subsidiary.

                  Section 4.4 PURCHASE AND SALE OF USC COMMON STOCK.

                  (a) The Company agrees that it will not, and that it will use its reasonable best efforts to cause its officers, directors, shareholders and employees not to, purchase or sell any shares of Common Stock of USC from the date hereof through the Closing Date, unless such purchase is approved by the Board of Directors of USC.

                  (b) USC agrees that it will not, and that it will use its reasonable best efforts to cause its officers, directors, shareholders and employees not to, purchase any shares of Common Stock of USC from the date hereof through the Closing Date, unless such purchase is approved by the Board of Directors of the Company.

                                    ARTICLE V

                  CONDITIONS PRECEDENT TO COMPANY'S PERFORMANCE
                  ---------------------------------------------

                  Section 5.1 CONDITIONS. The obligations of Company hereunder shall be subject to the satisfaction, at or before the Closing, of all the conditions set forth in this Article 5. Company may waive any or all of these conditions in whole or in part without prior notice; provided however, that no such waiver of a condition shall constitute a waiver by Company of any other condition of or any of Company's other rights or remedies, at law or in equity, if USC shall be in default of any of its representations, warranties, or covenants under this Agreement.

                  Section 5.2 ACCURACY OF REPRESENTATIONS. Except as otherwise permitted by this Agreement, all representations and warranties by USC in this Agreement or in any written statement that shall be delivered to Company by USC under this Agreement shall be true and accurate on and as of the Closing Date as though made at that time.

                  Section 5.3 PERFORMANCE. USC shall have performed, satisfied, and complied with all covenants, agreements, and conditions required by this Agreement to be performed or complied with by it, on or before the Closing Date.

                  Section 5.4 ABSENCE OF LITIGATION. No action, suit or proceeding before any court or any governmental body or authority, pertaining to the transaction contemplated by this Agreement or to its consummation, shall have been instituted or threatened against USC on or before the Closing Date.

                  Section 5.5 APPROVAL OF COMPANY SHAREHOLDERS. The Merger shall have been approved at the Special Meeting by the holders of the outstanding Shares in accordance with the Company's Articles of Incorporation and the VSCA.

                  Section 5.6 OFFICER'S CERTIFICATE. USC shall have delivered to Company a certificate, dated the Closing Date, and signed by the Chief Executive Officer of USC, certifying that each of the conditions specified in Sections 5.2 through 5.4 hereof have been fulfilled.


                                   ARTICLE VI

                    CONDITIONS PRECEDENT TO USC'S PERFORMANCE
                    -----------------------------------------

                  Section 6.1 CONDITIONS. USC's obligations hereunder shall be subject to the satisfaction, at or before the Closing, of all the conditions set forth in this Article 6. USC may waive any or all of these conditions in whole or in part without prior notice; provided, however, that no such waiver of a condition shall constitute a waiver by USC of any other condition of or any of USC's rights or remedies, at law or in equity, if Company shall be in default of any of its representations, warranties, or covenants under this Agreement.

                  Section 6.2 ACCURACY OF REPRESENTATIONS/RIGHT TO TERMINATE. Except as otherwise permitted by this Agreement, all representations and warranties by Company in this Agreement or in any written statement that shall be delivered by Company to USC under this Agreement shall be true and accurate on and as of the Closing Date as though made at that time. Further, the parties understand and agree that USC is entering into this Agreement with the expectation that the Business has a fair market value commensurate with the consideration to be paid by USC and that the investigation contemplated by Section 2.13 will confirm such expectation. However, subject in all respects to the immediately following sentence, the parties agree that in USC's sole discretion, USC may terminate this Agreement at any time prior to the Closing Date if USC determines for any reason it is not in its best interest to consummate the transaction contemplated hereby. Further provided, however, that the parties agree that in the event of USC's termination of this Agreement, the $100,000 cash payment and the 800,000 shares of USC Common Stock (each as described in Section 1.8) shall be retained by Company and/or the participating Shareholders as their interest may appear.

                  Section 6.3 PERFORMANCE. Company shall have performed, satisfied, and complied with all covenants, agreements, and conditions required by this Agreement to be performed or complied with by them, on or before the Closing Date.

                  Section 6.4 ABSENCE OF LITIGATION. No action, suit or proceeding before any court or any governmental body or authority, pertaining to the transaction contemplated by this Agreement or to its consummation, shall have been instituted or threatened against Company on or before the Closing Date.

                  Section 6.5. APPROVAL BY COMPANY SHAREHOLDERS. The Merger shall have been approved at the Special Meeting by the holders of the outstanding Shares in accordance with the Company's Articles of Incorporation and the VSCA.

                  Section 6.6. EMPLOYMENT AGREEMENT. Granville G. Valentine, III, Gene G. Bright, Edward J. Ritz, Bruce E. Crocker and Robert B. Campbell, all employees of Company, shall have accepted employment with USC and shall have executed and delivered an Employment Agreement in form and substance reasonably satisfactory to USC and to Messrs. Valentine, Bright, Ritz, Crocker and Campbell.

                  Section 6.7. NET WORTH. Company shall have a net worth of not less than $4,500,000 as of the Closing Date; provided, however, that this condition shall be considered satisfied if Company's net worth is less than $4,500,000 by not more than Company's costs relating to the Merger (including, without limitation, fees and expenses charged by counsel or by Company's investment banker or broker), in which case the cash portion of the Merger Consideration shall be reduced by the amount by which the net worth is less than $4,500,000.

                  Section 6.8 OFFICERS' CERTIFICATE. Company shall have delivered to USC a certificate, dated the Closing Date and signed by the President of Company certifying that each of the conditions specified in Sections 6.2 (first sentence only) through 6.5 and 6.7 have been fulfilled.

                                   ARTICLE VII

                                     CLOSING
                                     -------

                  Section 7.1 CLOSING. The Closing of the Merger shall be held at the offices of Hunton & Williams, 951 East Byrd Street, Richmond, Virginia, or such other place as shall be mutually agreed upon, on or before December 22, 1997 (the "CLOSING DATE") or on such other date as shall be mutually agreed upon by the parties. At the Closing:

                  (a) The Plan of Merger shall be filed with the State Corporation Commission of the Commonwealth of Virginia and the Secretary of the Subsidiary's State of Incorporation.

                  (b) Each Shareholder (including the holder of the options described in Section 1.6 hereof) not dissenting to the Merger shall receive a certificate or certificates representing the number of shares of USC Common Stock as well as the pro rata amount of cash to which such Shareholder is entitled.

                  (c) Company shall deliver the officer's certificate, described in Section 6.8 hereof, dated the Closing Date.

                  (d) Company shall deliver a signed Consent and/or Minutes of its Directors approving this Agreement and each matter to be approved by its Directors under this Agreement.

                  (e) USC shall deliver an officer's certificate, as described in Section 5.6 hereof, dated the Closing Date.

                  (f) USC shall deliver a signed Consent or Minutes of the Directors of USC approving this Agreement and each matter to be approved by the Directors of USC under this Agreement.

                  (g) USC shall deliver a certified or cashier's check or wire payable to Hunton & Williams Trust Account in an amount sufficient to pay the cash consideration described in Section 7.1(b) above.

                                  ARTICLE VIII

                                 INDEMNIFICATION
                                 ---------------

                  Section 8.1       INDEMNIFICATION BY COMPANY.

                  (a) Except as hereinafter set forth, Company shall indemnify and hold harmless USC, and their respective successors and assigns, against, and in respect of, any and all damages, claims, losses, liabilities which may arise out of: (i) any breach or violation of this Agreement by Company; (ii) any breach of any of the representations, warranties or covenants made in this Agreement by Company; or (iii) any inaccuracy or misrepresentation in any certificate or documents delivered in accordance with the terms of this Agreement by Company (collectively, "USC WARRANTY CLAIMS"); provided, however, that USC shall be entitled to indemnification hereunder only when, and only with respect to amounts by which, the aggregate of all such USC Warranty Claims exceeds $50,000; provided, further that the aggregate amount of all USC Warranty Claims subject to indemnification by Company shall not exceed $200,000.

                  (b) The warranties and representations of Company contained in this Agreement or any certificate, document, instrument or agreement delivered pursuant to this Agreement, shall survive the execution and delivery of this Agreement, the Closing and the consummation of the transactions called for by this Agreement until twelve (12) months after the Closing Date; provided that if there shall then be pending any Warranty Claims previously asserted by USC, such Warranty Claim shall continue to be subject to indemnification in accordance herewith.

                  Section 8.2. INDEMNIFICATION BY USC.

                  (a) Except as hereinafter set forth, USC shall indemnify and hold harmless Company, its successors and assigns, and the Shareholders against and in respect of, any and all damages, claims, losses or liabilities which may arise out of (i) any breach or violation of this Agreement by USC; (ii) any breach of any of the representations, warranties or covenants made in this Agreement by USC; (iii) any inaccuracy or misrepresentation in any certificate or document delivered in conjunction with this Agreement by USC; or (iv) the failure, after the Closing Date, of Subsidiary or USC to pay or otherwise discharge when due any contractual or other obligation relating to the assets or business of Subsidiary, for which obligation Company is primarily, secondarily or jointly and severally liable, whether as guarantor, sublessor, surety or otherwise (collectively, "COMPANY WARRANTY CLAIMS").

                  (b) The warranties and representations of USC contained in this Agreement or any certificate, document, instrument or agreement delivered pursuant to this Agreement, shall survive the execution and delivery of this Agreement, the Closing and the consummation of the transactions called for by this Agreement until twelve (12) months after the Closing Date; provided, if there shall then be pending any Company Warranty Claims previously asserted by Company, such Warranty Claim shall continue to be subject to indemnification in accordance herewith.

                  Section 8.3. NOTICE OF CLAIM. Upon obtaining knowledge thereof, USC, Company or the Shareholders, as the case may be (the "INDEMNITEE"), shall promptly notify Company, the Shareholders or USC, as the case may be (the "INDEMNITOR"), in writing of any damage, claim, loss, liability or expense that the Indemnitee has determined has given or could give rise to a claim under Sections 8.1 or 8.2 hereof (such written notice being hereinafter referred to as a "NOTICE OF CLAIM"). A Notice of Claim shall specify, in reasonable detail, the nature of any such claim giving rise to a right of indemnification.

                  Section 8.4. DEFENSE OF THIRD PARTY CLAIM. With respect to any claim or demand set forth in a Notice of Claim relating to a third party claim, the Indemnitor may defend, in good faith and at their expense, any such claim or demand, and the Indemnitee, at its expense, shall have the right to participate in the defense of any such third party claim. So long as the Indemnitor is defending in good faith any such third party claim, the Indemnitee shall not settle or compromise such third party claim. The Indemnitee shall make available to the Indemnitor or its representatives all records and other materials reasonably required by them for its use in contesting any third party claim and shall cooperate fully with the Indemnitor in the defense of all such claims.

                  Section 8.5. LIMITATION ON CLAIMS. In case any event shall occur which would otherwise entitle either party to assert a claim for indemnification hereunder, no loss, damage or expense shall be deemed to have been sustained by such party to the extent of (a) any tax savings realized by such party with respect thereto, or (b) any proceeds received by such party from any insurance policies with respect thereto.

                  Section 8.6. ACTUAL KNOWLEDGE. An Indemnitor shall not be liable under this Article VIII for a loss resulting from any event relating to a breach of any representation or warranty if the Indemnitor can establish that the Indemnitee had actual knowledge on or before the Closing Date of such event.

                                   ARTICLE IX

                                  MISCELLANEOUS
                                  -------------


                  Section 9.1 CAPTIONS AND HEADINGS. The Article and section headings throughout this Agreement are for convenience and reference only, and shall in no way define, limit, or add to the meaning of any provision of this Agreement.

                  Section 9.2 NO ORAL CHANGE. This Agreement and any provision hereof, may not be waived, changed, modified, or discharged orally, but it can be changed by an agreement in writing signed by the party against whom enforcement of any waiver, change, modification, or discharge is sought.

                  Section 9.3 NON-WAIVER. Except as otherwise expressly provided herein, no waiver of any covenant, condition, or provision of this Agreement shall be deemed to have been made unless expressly in writing and signed by the party against whom such waiver is charged; and (i) the failure of any party to insist in any one or more cases upon the performance of any of the provisions, covenants, or conditions of this Agreement or to exercise any option herein contained shall not be construed as a waiver or relinquishment for the future of any such provisions, covenants, or conditions, (ii) the acceptance of performance of anything required by this Agreement to be performed with knowledge of the breach or failure of a covenant, condition, or provision hereof shall not be deemed a waiver of such breach or failure, and (iii) no waiver by any party of one breach by another party shall be construed as a waiver with respect to any other or subsequent breach.

                  Section 9.4 ENTIRE AGREEMENT. This Agreement contains the entire Agreement and understanding between the parties hereto, and supersedes all prior agreements and understandings.

                  Section 9.5 CHOICE OF LAW. This Agreement and its application shall be governed by the laws of the Commonwealth of Virginia, except to the extent that Virginia's conflict of laws provisions would apply the laws of another jurisdiction.

                  Section 9.6 NOTICES. All notices, requests, demands, and other communications under this Agreement shall be in writing and shall be deemed to have been duly given on the date of service if served personally on the party to whom notice is to be given, or on the third day after mailing if mailed to the party to whom notice is to be given, by first class mail, registered or certified, postage prepared, and properly addressed as follows:


         Company:                               with a copy to:

         R.P. Industries, Inc.                  Gordon F. Rainey, Jr., Esq.
         7400 Beaufont Springs Drive            Hunton & Williams
         Suite 325                              951 East Byrd Street
         Richmond, Virginia  23225              Riverfront Plaza
                                                Richmond, Virginia  23219

         USC:                                   with a copy to:

         United Shields Corporation             Jane Fink-Silvers, Esq.
         Grand Baldwin Building                 Drew & Ward
         655 Eden Park Drive, Suite 260         24th Floor, Central Trust Tower
         Cincinnati, Ohio 45202                 4th and Vine Streets
                                                Cincinnati, Ohio  45202

                  Section 9.7 BINDING EFFECT. This Agreement shall inure to and be binding upon the heirs, executors, personal representatives, successors and assigns of each of the parties of this Agreement.

                  Section 9.8 MUTUAL COOPERATION. The parties hereto shall cooperate with each other to achieve the purpose of this Agreement, and shall execute such other and further documents, including statutory merger documents required by governing jurisdictions, and take such other and further actions as may be necessary or convenient to effect the transaction described herein.

                  Section 9.9 ANNOUNCEMENTS. Company and USC will consult and cooperate with each other as to the timing and content of any announcements of the transactions contemplated hereby.

                  Section 9.10 EXPENSES. Company and USC will each pay its own legal, accounting and any other out-of-pocket expenses reasonably incurred in connection with this transaction, whether or not the transaction contemplated hereby is consummated.

                  Section 9.11 EXHIBITS. As of the execution hereof, the parties hereto have provided each other with the Exhibits provided for hereinabove, including any items referenced therein or required to be attached thereto. Any material changes to the Exhibits shall be immediately disclosed to the other party.


                        [Signatures Appear on Next Page]

                  AGREED TO AND ACCEPTED as of the date first above written.






                                UNITED SHIELDS CORPORATION


                                By:  /s/ T. J. Tully
                                     -------------------------------
                                         T. J. Tulley
                                          Chairman and
                                          Chief Executive Officer


                                R.P. INDUSTRIES, INC.


                                By:  /s/ Granville G. Valentine, III
                                     -------------------------------
                                         Granville G. Valentine, III
                                         President and Chief Executive Officer

                                    EXHIBIT A
                                    ---------

                                     FORM OF
                                 PLAN OF MERGER
                                       OF
                              R.P. INDUSTRIES, INC.
                                  WITH AND INTO
                                  [SUBSIDIARY]

         Section 19. CORPORATIONS PROPOSING TO MERGE AND SURVIVING CORPORATION. R.P. Industries, Inc., a Virginia corporation (the "Company"), shall, upon the issuance of a Certificate of Merger by the State Corporation Commission of the Commonwealth of Virginia and the issuance of a Certificate of Merger by the Secretary of State of the State of [Subsidiary's State of Incorporation] (the time of the later of such events being referred to herein as the "Effective Time"), be merged (the "Merger") with and into [Subsidiary], a [_________] corporation (the "Subsidiary"), pursuant to the terms and conditions of this Plan of Merger (the "Plan of Merger") and of the Merger Agreement, dated as of October 22, 1997 (the "Merger Agreement"), by and among the Company and United Shields Corporation, a Colorado corporation and the sole shareholder of the Subsidiary (the "Parent"). The Subsidiary shall continue as the surviving corporation (the "Surviving Corporation") in the Merger and the separate corporate existence of the Company shall cease.

         Section 20. EFFECTS OF THE MERGER. The Merger shall have the effects set forth in Section 13.1-721 of the Virginia Stock Corporation Act, as amended (the "USCA"), and Section ____ of the [Subsidiary's State of Incorporation] Corporation Law, as amended (the "_______"). As of the Effective Time, the Surviving Corporation shall be a wholly owned subsidiary of the Parent.

         Section 21. ARTICLES OF INCORPORATION AND BYLAWS. The Articles of Incorporation and Bylaws of the Subsidiary as in effect immediately prior to the Effective Time shall, by virtue of the Merger, be the Articles of Incorporation and Bylaws of the Surviving Corporation.

         Section 22. CONVERSION OF SHARES.

         (a) At the Effective Time, each issued and outstanding share of the Company's Common Stock (the "Shares"), $0.01 par value, other than Shares held by "dissenters" within the meaning of Section 13.1-729 of the USCA (the "Dissenting Shares"), shall be canceled, retired and converted into the right to receive the following consideration per Share (the "Merger Consideration"):

                  (i)      _______ shares of Parent common stock; and

                  (ii)    $___________.

         (b) Dissenting Shares shall, from and after the Effective Time, have only such rights as are afforded to the holders thereof by the provisions of Section 13.1-730 of the VSCA.

         (c) As of the Effective Time, the stock options of the Company held by Granville G. Valentine, III to acquire 110,000 Shares shall, to the extent not theretofore exercised, automatically be canceled and retired and[, subject to receipt of shareholder approval meeting the requirements of IRC Section 280G(b)(5)(B) or waiver of such approval by the Company,] shall convert into the right to receive the appropriate portion of the Merger Consideration set forth in paragraph (a) above that relates to such Shares less the aggregate exercise price that would be payable upon exercise of such stock options. All other warrants, options, phantom stock, convertible securities or any other rights to acquire shares of common stock of the Company, if any such rights exist, shall be canceled and extinguished at the Effective Time without any conversion thereof and no payment shall be made with respect thereto.

         Section 23. TERMINATION. This Plan of Merger may be terminated and the Merger contemplated hereby may be abandoned at any time prior to the Effective Time by either the Company or the Subsidiary by action of their respective Board of Directors, if and only if, the Merger Agreement is terminated in accordance with its terms

         Section 24. CONDITIONS TO MERGER. Consummation of the Merger is subject to the following conditions precedent:

         (a) the Plan of Merger shall have been approved by the affirmative vote of the holders of shares of the Company by the requisite vote in accordance with applicable law;

         (b) [THE PLAN OF MERGER SHALL HAVE BEEN APPROVED BY THE AFFIRMATIVE VOTE OF THE SOLE SHAREHOLDER OF THE SUBSIDIARY;] and

         (c) the satisfaction or waiver, if permissible, of the other conditions precedent described in the Merger Agreement.

         Section 25. AMENDMENT. At any time before the Effective Time, this Plan of Merger may be amended, provided that:

         (a) any such amendment is approved by the respective Boards of Directors of the Company and the Subsidiary; and

         (b) any such amendment made subsequent to the submission of this Plan of Merger to the shareholders of the Company [AND THE SUBSIDIARY] shall comply with the terms of Section 13.1-718I of the VSCA and Section _____ of the _____________.

         Section 26. GOVERNING LAW. This Plan of Merger shall be governed by the laws of the Commonwealth of Virginia.

         IN WITNESS WHEREOF, the parties have caused this Plan of Merger to be executed as of the ____ day of _____________, 1997.




                                          [SUBSIDIARY]



                                          By:
                                             -------------------------------
                                              Name:
                                              Title:



                                          R.P. INDUSTRIES, INC.



                                          By:
                                             -------------------------------
                                              Granville G. Valentine, III
                                              President and Chief Executive
                                              Officer

SCHEDULE 2

TO

MERGER AGREEMENT


         A.       CAPITALIZATION.


                  1. As of the date hereof, the following individuals, in the amounts indicated, are the owners of 100% of the outstanding common stock of the Company:


SHAREHOLDER                                              # SHARES
-----------                                              --------

Darby Raines Adcock                                         1,000
Gene G. Bright/Donna D. Bright                             10,451
Gene G. Bright                                             24,739
Austin Brockenbrough III                                    1,000
Jane Brockenbrough                                          1,000
Isadore Brown                                                 100
Eunice Bass Browning                                          400
Joseph Brugh                                                   30
Jonathan Bryan III                                        402,140
Jonathan Bryan III (Isabell Scott Bryan)                   10,000
Robert Carter Bryan                                        10,000
Mary Bryan                                                    125
Lorraine Clark                                                100
Crawley Connelly                                              100
Colleen Hayes Daniel                                          500
J. Randolph Daniel                                          1,000
James R. V. Daniel                                        231,590
Mary Mead Trice Davenport                                      70
Harry Easterly                                             12,090
Dr. Morris M. Edison                                        2,000
Gail & Marvin Greer                                            40
Mark Holt                                                     150
Donald Kidd                                                   150
Margaret V. Lachner                                           350
Lawrence Lewis, Jr. Estate                                  7,250
Frederick Leys                                                 70
C. Henry & Marguarite Lumsford                                200

Mrs. Erin McKiveen                                          1,000
Mrs. Douglas Moncure                                        1,780
Dr. Dorothy Moore                                             100
Dr. Sidney G. Page                                         12,060
Carlton & Elaine Potts                                         30
Dr. David H. Reames Jr.                                       150
Edward Ritz                                                26,000
Betsy Coke Sebrall                                            100
Robert Schultz                                              2,000
Charlie Tribble                                             1,600
Granville Valentine                                           150
Dr. Joseph Whittle                                            400
Marjorie Williams                                              60
CEDE Company                                              270,820
  Smith Barney                                                320
  Kray & Co.                                                   33
  Merril Lynch                                                297
  Davenport:
    John Bryan                                             76,193
    John Bryan (Jeb Bryan)                                  6,269
    John Bryan (Elle Bryan)                                 6,269
    John Bryan (Gussie Bryan)                               6,269
    Robert Bryan                                           85,000
    Isabell Bryan                                          85,000
    Granville Valentine                                     5,130
    Lamont Bryan                                               40
J. W. Phillips                                                150
Plummer Printing                                              460
Scott & Stringfellow                                        2,375
Wheat First                                                 3,150
Wheat First Securities
                                                            5,050
                                                            -----

         Total..............................            1,044,080
                                                        =========


                  2. Certain stock options of Company held by Granville G. Valentine, III are more particularly described in Section 1.6 of this Agreement.

B. SUBSIDIARIES. The Company directly or indirectly owns 100% of the capital stock of the following entities:

           Furniture Plastics of Forest City, Inc., a North Carolina Corporation

           Granville Plastics Company, Inc., a North Carolina corporation

           R.P. Enterprises, Inc., a Virginia corporation

           R.P. Real Estate, Inc., a Virginia corporation

           Richmond Plastics, Inc., a Virginia corporation

In addition, through R.P. Real Estate, Inc., Company owns a 99% interest in Century Woods Limited Partnership, a Virginia limited partnership.

C. The directors and officers of Company are as follows:

                              R.P. INDUSTRIES, INC.
                              ---------------------

          DIRECTORS                                      OFFICERS
          ---------                                      --------
        John R. Bryan                      John R. Bryan, Chairman of the Board
   James R. V. Daniel, III                   James R. V. Daniel, Vice Chairman
 Granville G. Valentine, III              Granville G. Valentine, III, President
     Jonathan Bryan, III                        and Chief Executive Officer
        Gene G. Bright                        Gene G. Bright, Vice President/
      Lawrence B. Snyder                           Controller/Secretary
    J. Randolph V. Daniel

                     FURNITURE PLASTICS OF FOREST CITY, INC.
                     ---------------------------------------


          DIRECTORS                                               OFFICERS
          ---------                                               --------
 Granville G. Valentine, III                       Granville G. Valentine, III, President
        Gene G. Bright                       Gene G. Bright, Vice President/Controller/Secretary

                        GRANVILLE PLASTICS COMPANY, INC.
                        --------------------------------


          DIRECTORS                                               OFFICERS
 ---------------------------                       --------------------------------------
 Granville G. Valentine, III                       Granville G. Valentine, III, President
        Gene G. Bright                       Gene G. Bright, Vice President/Controller/Secretary
                                                  John Duryea, Vice President of Operations

                             R.P. ENTERPRISES, INC.
                             ----------------------


          DIRECTORS                                               OFFICERS
          ---------                                               --------
 Granville G. Valentine, III                       Granville G. Valentine, III, President
        Gene G. Bright                       Gene G. Bright, Vice President/Controller/Secretary



                             R.P. REAL ESTATE, INC.
                             ----------------------


         DIRECTORS                                               OFFICERS
         ---------                                               --------
Granville G. Valentine, III                       Granville G. Valentine, III, President
       Gene G. Bright                       Gene G. Bright, Vice President/Controller/Secretary

                             RICHMOND PLASTICS, INC.
                             -----------------------


         DIRECTORS                                               OFFICERS
         ---------                                               --------
Granville G. Valentine, III                       Granville G. Valentine, III, President
       Edward J. Ritz                       Edward J. Ritz, Jr., Senior Vice President/ General
       Gene G. Bright                                             Manager
                                            Gene G. Bright, Vice President/Controller/Secretary
                                                 Bruce E. Crocker, Vice President of Sales
                                                  Lorraine B. Clark, Assistant Secretary


     D. TAX RETURNS. Pursuant to an audit recently conducted by the Internal Revenue Service, the Company must file amended tax returns in Virginia and North Carolina for fiscal years 1994, 1995 and 1996. The potential maximum tax liability, interest and penalties, if any, associated with these amended returns is expected to be less than $2,500.

     E. PATENTS, TRADEMARKS, COPYRIGHTS. The Company has no patents, trademarks, copyrights or similar intellectual property.

     F. ENVIRONMENTAL COMPLIANCE. The Company engages certain third parties to enter the premises of Richmond Plastics and remove waste oil that accumulates in the utility trench located on the premises and noted in the Phase I Environmental Site Assessment, dated August 18, 1997, and prepared by Schnabel Engineering. The Company also stores certain materials on its premises, such as anti-freeze, that are used in the ordinary course of operations. Finally, there is a paint booth located on the premises of Granville Plastics in which lacquer-based paints are applied to products.

     G. SALARY CONTINUATION AGREEMENTS. The Company is a party to two Salary Continuation Agreements, each dated August 1, 1982. The respective counter-party employees are James R. V. Daniel and Gene G. Bright. Each agreement provides for a continuation of the employee's salary upon the occurrence of certain events. Mr. Daniel's salary continuation entitlement is equal to $104,250 per year through the end of calendar year 2009. Mr. Bright's salary continuation entitlement is equal to 65% of his annual salary at the time the benefit becomes payable, but is limited to a maximum of $51,983.88 per year. These agreements have previously been sent to USC's independent accountants.

     H. LITIGATION. On May 5, 1997, Dorothy J. Perkinson, a former employee of Granville Plastics, filed an administrative charge with the U. S. Equal Employment Opportunity Commission ("EEOC") claiming discrimination on the basis of sex and in violation of Title VII and of the Equal Pay Act. Granville Plastics, the Respondent, categorically denies the charges and, on June 30, 1997, filed a position statement with the EEOC responding to Ms. Perkinson's claims. Currently, the charge is pending before the EEOC. No determination has been made.

         I.       ABILITY TO CARRY OUT OBLIGATIONS.


                  1. The Company and two of its affiliates entered into a Term Loan and Security Agreement, dated as of March 4, 1994 (the "Loan Agreement"), with First Union National Bank of Virginia (the "Bank") in connection with a $3,625,794 loan, the proceeds of which were used to finance the acquisition of equipment and other capital and noncapital needs of the borrower. The Loan Agreement prohibits the Company from entering into any merger or consolidation that results in the termination of the Company's existence without first obtaining the consent of the Bank. Company representatives have spoken with the Bank and have been assured that the Bank will consent to the transactions contemplated by the Merger Agreement.


                  2. The Company has entered into a Loan Commitment and Agreement Letter dated December 21, 1995 (the "Commitment Letter"), pursuant to which First Union National Bank of Virginia agreed to provide an unsecured line of credit to the Company in an amount not to exceed $1,000,000. The Commitment Letter contains a covenant similar to the covenant described in paragraph I.2 above. Company representatives have spoken with the Bank and have been assured that the Bank will consent to the transactions contemplated by the Merger Agreement.

         J. GOOD TITLE. To the Company's knowledge, the only encumbrances on any assets of the Company are as follows:


                  1.       Pursuant to the Loan Agreement described in paragraph
                           I.1 of this Schedule 2, the Company granted to the Bank a security interest in certain equipment and machinery of certain subsidiaries of the Company, including Granville Plastics Company, Inc.


                  2. The Toshiba Machine Company ("Toshiba") has a security interest in an injection molding machine that Richmond Plastics, Inc. purchased in August, 1997. Richmond Plastics paid an $18,000 down-payment and agreed to pay the balance in 180 days ( i.e., in January, 1998). Toshiba took a security interest in the machine to secure the balance of the purchase price.

         K.       MATERIAL CONTRACTS & OBLIGATIONS.


                  1. Term Loan and Security Agreement (see paragraph I.1 above).


                  2.       Loan Commitment and Agreement Letter (see paragraph
                           I.2 above).


                  3. Obligations owing to Toshiba in an amount equal to $164,000, representing the balance of the purchase price of an injection molding machine (see paragraph
                           J.2 above).

                  4. The Company has a supplier agreement with General Polymers Corporation which can provide volume rebates to the Company in an amount equal to $10,000-15,000 per year if volume targets are met. The agreement expires on December 31, 1997.


                  5. In connection with the liquidation of Moldsaver (a former subsidiary of the Company), the Company entered into a Letter Agreement with Master Tool Co., Inc. ("Master Tool"), dated as of April 10, 1996, pursuant to which the Company receives royalties from Master Tool calculated on the gross sales transferred to Master Tool by Moldsaver.


                  6. The Company has an agreement with Bel-Art Products, dated April 18, 1996, regarding the supply of plastic bottles. This agreement expires on March 31, 2001.


                  7. The Company has an agreement with Carolina Nail, dated April 24, 1996, regarding the supply of nail washers. This agreement expires on May 8, 1998.


                  8. The Company has entered into the salary continuation agreements described in paragraph G of this Schedule 2.


                  9. The Company, from time-to-time, enters into purchase arrangements with its suppliers for raw materials that may exceed $50,000.


                  10. The Company has made retention arrangements with certain key employees in connection with the transactions contemplated by the Merger Agreement. These agreements are with Edward Ritz, general manager of Richmond Plastics (who will be paid six times his monthly salary of $6,115), Bruce Crocker, sales manager of Richmond Plastics (who will receive three times the sum of his monthly salary plus sales commissions and incentive payments based on profit margin of approximately $5,500) and Robert Campbell, sales manager of Granville Plastics (who will be paid thirteen times his weekly salary of $961.54). Amounts payable under these arrangements will be paid into escrow by the Company at Closing and will be treated as an expense of the transactions contemplated by the Merger Agreement.


                  11. The Company is a party to an Employment Agreement with Granville G. Valentine, III dated as of June 1, 1993. This agreement expires on July 1, 1998.


                  12. The Company is the beneficiary of various life insurance policies on the lives of certain individuals connected with the Company. More particularly, the Company is the beneficiary of two key-man life insurance policies, one on the life of James R. V. Daniel issued by Massachusetts Mutual Life Insurance Company and the other on the life of Granville G. Valentine, III issued by Valley Forge Life Insurance Company. In addition, the Company is the beneficiary of five life insurance policies (James R. V. Daniel (2), Gene G. Bright (2) and a former employee (1)) issued by The Great-West Life Assurance Company in connection with the salary continuation arrangements referenced in paragraph G.2 of this Schedule 2.

                  13. The Company leases its corporate offices in Richmond, Virginia for a monthly rental payment of $1,764. The rental rate will increase to $1,835 per month as of September 1, 1998. The lease terminates on August 31, 1999.

                                   SCHEDULE 3



                           UNITED SHIELDS CORPORATION

                                     ("USC")



No disclosure.

                              MANAGEMENT AGREEMENT





                  THIS AGREEMENT ("MANAGEMENT AGREEMENT") is made this 22nd day of October, 1997 by and between R.P. Industries, Inc., a Virginia corporation (the "COMPANY"), and UNITED SHIELDS CORPORATION, a Colorado Corporation ("USC") and its wholly owned subsidiary, such subsidiary to be designated later ("the SUBSIDIARY").


                  WHEREAS, the Company and USC have entered into an agreement of merger ("Merger Agreement") of even date herewith whereby the Company will merge into and with the Subsidiary; and


                  WHEREAS, the Merger Agreement provides that the Company and USC will enter into an agreement for management of the Company from the date of execution of the Merger Agreement through the Closing Date provided for in the Merger Agreement; and


                  WHEREAS, the parties desire to set forth their understandings as to their rights and duties with respect to the operations and management of the Company during the term of this Management Agreement.



                  NOW THEREFORE, in consideration of entering into the Merger Agreement and for the mutual promises contained herein, the parties agree as follows:




                                    ARTICLE I
                            OPERATIONS OF THE COMPANY
                            -------------------------


Section 1.1 DAY TO DAY OPERATIONS/IN GENERAL. During the term of this Management Agreement, the Company's management shall conduct the day to day operations of the Company substantially in accordance with past practices, in a manner which is in the best interest of the Company, and with the degree of skill and care necessary to meet the fiduciary obligations of officers as prescribed by the law of the Commonwealth of Virginia.


Section 1.2 USC AUTHORIZATION. Notwithstanding paragraph 1.1, it is the parties' understanding and intention that USC shall have management control and final authority over all transactions contained in EXHIBIT A. Therefore, the Company shall not cause or allow to be caused any transaction listed in EXHIBIT A without first notifying USC and obtaining written authorization from USC to complete the proposed transaction.

Section 1.3 NOTIFICATION OF SIGNIFICANT EVENTS. The Company shall promptly notify USC of all events listed in EXHIBIT B of which any of its directors, officers, employees or agents have actual knowledge.


                                   ARTICLE II
                              FINANCIAL INFORMATION
                              ---------------------


Section 2.1 FINANCIAL INFORMATION. Company management shall prepare, or cause to be prepared, monthly financial statements, prepared in accordance with the Company's method of accounting, showing a detailed statement of earnings and expenses for the month, and submit such financial information to USC by the 15th day of the following month.


Section 2.2 INTERIM FINANCIAL STATEMENTS. At USC's request, Company management shall retain USC's outside accounting firm to audit the Company and prepare interim financial statements as of a date specified by USC, including a balance sheet and related statements of income in accordance with generally accepted accounting principles. The cost of such audit shall be borne by USC.


                                   ARTICLE III
                             TERMINATION PROVISIONS
                             ----------------------


Section 3.


TERMINATION. This Management Agreement shall terminate upon the earliest of:


             (a)   Termination of the Merger Agreement;


             (b)   The Closing Date, as specified in the Merger Agreement;


             (c)   The written agreement of both parties; or


             (d) At the option of USC, upon the material breach of any of the terms or conditions of this Management Agreement by the Company.


Section 3.2 REMEDIES UPON BREACH. In the event of a material breach by the Company of the terms of this Management Agreement, USC may, in its sole discretion, terminate this Management Agreement and the Merger Agreement if the Company fails to cure such breach within 10 days after the Company receives from USC written notice thereof.


                                   ARTICLE IV
                                  MISCELLANEOUS
                                  -------------


Section 4.1 POSTPONEMENT AND WAIVER. No failure or delay on the part of a party in exercising a right or privilege under this Management Agreement shall operate as a waiver thereof and a single or partial exercise of any right or privilege shall not prevent further exercise of such right or privilege.

Section 4.2 GOVERNING LAW. This Management Agreement shall be governed by, and construed in accordance with, the laws of the Commonwealth of Virginia except to the extent that Virginia's conflicts of laws provisions would apply the laws of another jurisdiction.


Section 4.3 ENTIRE AGREEMENT. This Management Agreement constitutes the entire agreement of the parties regarding management of the Company prior to the Closing Date and all previous negotiations and oral understandings are hereby merged into this agreement.


Signed this 22nd day of October, 1997.

                           UNITED SHIELDS CORPORATION


                           By: /s/ T.J. Tully
                               -----------------------------------
                                   T.J. Tully
                                   Chairman and Chief Executive Officer




                           R.P. INDUSTRIES, INC.


                           By: /s/ Granville G. Valentine, III
                               -----------------------------------
                                   Granville G. Valentine, III
                                   President and Chief Executive Officer

                                    EXHIBIT A
                                    ---------



                             TRANSACTIONS REQUIRING

                          PRIOR AUTHORIZATION FROM USC



1. Payment, accrual or declaration of any dividend; PROVIDED that the Company may declare and distribute cash dividends to the shareholders of the Company, in such amounts as may be determined by the Board of Directors of the Company, without USC's prior authorization so long as
         (i) the Company shall have a net worth as of the Closing Date set forth in the Merger Agreement of $4,500,000 and (ii) the distributions would not result in a breach of the Company's representation made in Section
         2.11 of the Merger Agreement.

2. Increase in officers' salaries or directors' fees or other compensation or benefits for officers or directors.

3. Any cash outlay, whether an expense item or a capital improvement, and whether one expenditure or group of related expenditures, in excess of $20,000, other than inventory/raw materials, monthly contract labor expenses and emergency repair and the expenses of the Company's investment bankers and legal advisors in connection with the transactions contemplated by the Merger Agreement.

4. Borrowing by the Company in an amount in excess of $20,000 in the aggregate, other than borrowings under existing lines of credit in the ordinary course of business and short term accounts payable incurred in the normal course of business.

5. Lending or other extension of credit by the Company in an amount in excess of $20,000 in the aggregate, including employee advances, other than accounts receivable incurred in the ordinary course of business and loans to affiliates made in the ordinary course of business.

6. The disposition, acquisition, lease or pledge of any material fixed asset other than in the ordinary course of business.

7. The sale, pledge or other disposition of any material intellectual property other than in the ordinary course of business.

8. An additional cash outlay for the cost of labor in excess of 20% from the previous month.

9. Material changes to current material equipment lease and real estate rental agreements.

10.      Material changes to current banking relationships.

11.      The hiring or firing of any officer or other key employee.

12. Entering into contracts, oral or written, other than raw material contracts and other contracts in the ordinary course of business, and any contract that obligates the Company for an amount in excess of $20,000 other than raw materials contracts.

13. Material changes to Company employment policies, including employee benefits.

14. Changes to Articles, Bylaws or any other governing documents of the Company.

                                    EXHIBIT B
                                    ---------

                   EVENTS REQUIRING THE COMPANY TO NOTIFY USC

         1. Any event in the market which might significantly change business operations, including but not limited to, destruction of a material portion of Company property by an act of God, the loss of a major supplier or customer for any reason, material changes in source or substantial increase in raw materials for production, and changes to local, state or federal laws or regulations significantly affecting the Company's ability to conduct business.

         2. Any material suit or complaint filed against the Company, and any threat of a material suit or complaint being filed against the Company.

         3. Any notice of audit, deficiency, or request for significant information by any federal or state regulatory agency, including but not limited to the IRS, DOL, OSHA and the EPA.

         4. Any material work stoppage or labor or employment dispute.

                              EMPLOYMENT AGREEMENT
                              --------------------



         This Employment Agreement ("Agreement") is entered into this 30th day of September, 1997, by and between UNITED SHIELDS CORPORATION, a Colorado corporation (the "Company" or "Employer") and Donald T. Zimmerman, Jr., an individual residing at 2564 Handasyde Avenue, Cincinnati, OH 45208.

         WHEREAS, the Company is willing to employ the Employee and the Employee is willing to be employed by the Company on the terms, covenants and conditions set forth herein; and

         WHEREAS, the Company and the Employee desire to define in this Agreement, the rights, duties and obligations of the employment agreed to between the parties;

         NOW, THEREFORE, in consideration of the mutual covenants and obligations contained in this Agreement and specifically in consideration of the employment of the Employee by the Company for the compensation and upon the terms set forth herein, the parties agree as follows:

         1. TERM. Subject to the provisions for termination as hereinafter provided, the Company hereby agrees to employ the Employee and the Employee hereby agrees to be employed by the Company, for a term of five (5) years beginning on January 1, 1998, or an earlier date agreed to by both parties. This contract shall be null and void if the Company does not have projected annual consolidated gross of sales of $20,000,000.00 by December 31, 1997 based on sales for calendar year 1997, including sales of those companies which have signed a definitive agreement with the Company for merger, consolidation, purchase, share exchange or similar arrangements by December 15, 1997.
In such event Employee shall be paid for 60 days.

         2. DUTIES OF EMPLOYEE.

                  A. The Employee agrees to perform the services provided herein to the best of his ability and to the satisfaction of the Board of Directors of the Company. The Employee shall devote his full time, attention, energies and best efforts to providing said services to the Company.

                  B. The Company hereby employs and engages the Employee in the position of Chief Operating Officer of Marketing and Sales. The Employee shall render to the Company administrative and management services as are customarily rendered by persons situated in similar management capacities and to provide such other services for the Company as directed by the Company which shall be reasonably related to his position.

         3. COMPENSATION.

                  A.       (i)     As compensation for the full and faithful
                                    performance of the services to be rendered by the Employee to the Company as set forth in Section 2 hereof, the Company shall pay the Employee a base salary of $200,000.00 for the period from January 1, 1998 through December 31, 1998 and for each subsequent one-year period (subject to Sections 3(C) and 6).

                            (ii) As additional compensation and consideration for entering into this Agreement the Employer shall issue 75,000 shares of no par common stock to the Employee, free and clear of all liens, upon his completion of the first month of the term of this Agreement.

                  B. Said salary shall be payable in twelve (12) equal monthly installments in accordance with the Company's normal payroll practices, and subject to withholding of taxes, etc. as required by law.

                  C. Employee's base salary shall be reviewed at least annually, commencing with a review during the month of March, 1999 and may be adjusted from time to time in the sole discretion of the Board of Directors of the Company, but in no event will it be adjusted to an amount lower than $200,000 per year.

                  D. Employee shall receive an annual bonus of 25% of base compensation if the Company's sales reach certain goals established by the Board of Directors on a yearly basis and agreed to by the Employee. The parties understand and agree that the goals for the first year of this Agreement are as stated in Exhibit 1. The annual bonus is to be paid within 60 days of the end of the calendar year.

                  E. Employee shall receive an additional performance bonus in cash, common stock of the Company, options to purchase common stock of the company, or any combination of cash, stock and options, with the method of payment to be at the discretion of the Board of Directors of the Company if the Company's performance goals, established from time to time by the Board, are met. The parties understand and agree that the goals for the first year of this Agreement are as stated in Exhibit 2. The performance bonus is to be paid within 60 days of the end of the calendar year.

         4. BENEFITS AND EXPENSES. During the term of this Agreement, Company shall provide to the Employee:

                  A. The Employee shall be reimbursed for all ordinary and reasonable business-related expenses incurred during the performance of the service set forth in Section 2 hereof upon submission of receipts for same. All such expenses are subject to the approval of the Company. Reimbursement for automobile mileage will be at the rate currently prescribed by the Internal Revenue Service.

                  B. Twenty-five (25) days paid vacation per calendar year in accordance with Company's vacation policy to be taken at such time or times and for such duration as Employee shall determine in accordance with the Company policy provided that such vacation shall not interfere with the material performance of the service set forth in Section 2. Employee shall not be entitled to carry over any unused portion of vacation into a subsequent year.

                  C. Hospitalization and major medical insurance, consistent with the Company's group policies, for Employee and his immediate family, upon such terms as are provided to employees of the Company generally, which may be modified by the Company from time to time.

                  D. Life insurance on Employee's life with a death benefit of no less than $500,000.00.

                  E. The Company agrees to provide to Employee the additional fringe benefits available to salaried employees of the Company generally, which may be modified by the Company from time to time.

         5. COVENANTS OF EMPLOYEE. The Employee agrees and acknowledges that certain of the Company's services are proprietary in nature and shall have been marketed through the use of customer lists, trade secrets, methods of operation and other confidential information possessed by the Company and disclosed in confidence to the Employee (hereinafter the "Trade Secrets or Confidential Information") which may not have been accessible to other persons in the trade. Trade Secrets or Confidential Information shall not include: (i) any information in the public domain, (ii) any information received unsolicited from a third party under no obligation of secrecy, or (iii) any information known by Employee prior to entering into this Agreement. The Employee also acknowledges that he will have substantial and ongoing contact with the Company's clients and will thereby gain knowledge of clients' needs and preferences, sources of information and other valuable information necessary for the success of Company's business. The Employee therefore covenants and agrees as follows:

                  A. He will not at any time take any action or make any statement that could discredit the reputation of the Company or its services or products.

                  B. During the term of this Agreement and for a period of one
(1) year following termination of Employee's employment with the Company for any reason, the Employee shall not:

                           (i) Solicit or accept business directly or indirectly from any client of the Company which does business within a five hundred
                                    (500) mile radius of any facility owned or operated by the Company;

                           (ii) Except as may be required by law, disclose, divulge, discuss, copy or otherwise use or suffer to be used in any manner, in competition with, or contrary to the interest of the Company, the Trade Secrets or Confidential Information or any other confidential information of or pertaining to the Company or its services, disclosed to or obtained by the Employee during the term of this Agreement. The Employee further agrees that he shall not, either during the term of this Agreement or at any time subsequent thereto, use, disclose or otherwise reveal any of the Trade Secrets or Confidential Information to any person, either directly or indirectly, whether or not for compensation or remuneration, except as necessary while performing services on behalf of the Company;

                           (iii) Own, manage, advise, counsel, assist or engage in the ownership, management or control of, or be employed or engaged by or otherwise affiliated or associated as a consultant, independent contractor or otherwise, directly or indirectly, with any other corporation, partnership, proprietorship, or other business entity, or otherwise engage in any business which competes with or is similar in nature to a business in which the Company is engaged, and from which the Company derives more than 5% of its revenue, within a five hundred
                                    (500) mile radius of any facility owned or operated by the Company; and

                           (iv) In conjunction with 5(B)(iii), solicit, induce, aid or suggest to any of the employees, officers, agents, or consultants of the Company or other persons having a substantial contractual relationship with the Company, to leave such employ, cease any consulting relationship with the Company, or terminate such contractual relationship with the Company.

                  C. Employee recognizes that the foregoing items are material to this Agreement and that the failure to abide by such terms shall constitute sufficient Cause for Termination of Employment as provided in Section 6 hereof.

                  D. Employee agrees and understands that the remedy at law for any breach of this Section 5 will be inadequate and that damages flowing from such breach are not readily susceptible to being measured in monetary terms. Accordingly, in the event that the Company shall institute any action or proceeding to enforce the provisions of this Agreement, the Employee hereby waives the claim or defense therein that the Company has an adequate remedy at law. Nothing in this Section 5 shall be deemed to limit the Company's remedies at law or in equity for breach by the Employee of any of the provisions of this
Section 5 which may be pursued by the Company.

                  E. Employee shall not create or suffer to be created, without the express prior written consent of the Company, any mortgage, pledge, lien or encumbrance of any kind whatsoever against or upon any property of the Company, or make any contract or create any obligation, liability or debt of any kind, in the name of or binding upon the Company without its prior written consent other than in the ordinary course of business.

                  F. Employee agrees that, upon termination of employment with the Company for any reason whatsoever, Employee will immediately return to Company all papers, books, price lists and price information, lists of sources of supply, customer lists, processes, inventions, mailing lists, employee lists and resumes, computer print-outs, manuals, sales literature, Employee's copies of customer invoices, quotations, purchase orders, any copies of the foregoing or any documents or notes containing excerpts from the foregoing and all other documents, data, equipment, and products belonging to or related to the business of the Company which may be in Employee's possession. If any such information has been electronically stored, Employee shall return all disks, or other storage media, containing such information and shall permanently delete such information from the computer hard drive, of other non removable storage device, or any computer owned or controlled by Employee after providing the Company a copy of the information.

                  G. Employee agrees to assign and hereby assigns to Company all of Employee's right, title and interest, if any, in and to all inventions, improvements, patents, trademarks, copyrights, and trade names, which during the period of Employee's employment by Company, Employee has obtained, made or conceived or may hereafter make or conceive, either solely or jointly with others, in the course of such employment, within the scope of Company's business, work or investigations, or with use of Company's time, employees, material or facilities, or relating to or suggested by work or problems arising in Company's business of which Employee has been or may become aware by reason of Employee's employment. Employee agrees that Employee will execute, acknowledge and deliver all papers, documents, assignments and other information as may be required by Company to obtain any patents, trademarks, copyrights, trade names or other registrations or applications in the name of Company.

                  H. Employee agrees that the remedy at law for any breach by Employee of the covenants set forth in the foregoing sections 5A, B, C, D, E, F, or G is inadequate and the Company, in addition to having an action at law for damages, shall be entitled to injunctive relief to enforce these covenants.

         6. TERMINATION.

                  A. The Employee and the Company specifically agree that the employment of Employee may terminate only upon the occurrence of any one or more of the following events:

                           (i) The cessation of the business of the Company, either voluntary or involuntarily;

                           (ii) The merger, consolidation, reorganization or dissolution of the Company;

                           (iii) Death or permanent disability of the Employee, including but not limited to a physical or mental disability which renders Employee incapable of effectively and efficiently performing his duties hereunder for a consecutive period of sixty (60) days or for an aggregate of one hundred twenty (120) days or more during any twelve month period;

                           (iv)     For "Cause," which means:

                                    (a) an act or acts of dishonesty on the
                                    Employee's part or conviction of any felony, or any crime involving moral turpitude or entering into a treatment program in lieu of such conviction;

                                    (b) any material violation by the Employee of his responsibilities, duties or obligations hereunder, or failure to perform his duties as reasonably instructed by the Board of Directors of the Company. Employee shall be notified in writing of any such alleged failure to perform and shall be given a reasonable time frame in which to remedy his failure before he is terminated for cause under this provision;

                                    (c) engaging by Employee in conduct which is demonstrably and materially injurious to the Company, monetarily or otherwise, including but not limited to, any material misrepresentation related to the performance of his duties;

                                    (d) any material breach by Employee of this Agreement. Employee shall be notified in writing of any such alleged failure to perform and shall be given a reasonable time frame in which to remedy his failure before he is terminated for cause under this provision;

                                    (e) material breach by Employee of any of his obligations contained in the Company handbook for Employees, or such other document or collection of documents which set forth Company policy. Employee shall be notified in writing of any such alleged failure to perform and shall be given a reasonable time frame in which to remedy his failure before he is terminated for cause under this provision;

                                    (f) failure of the Employee to achieve
                                    within 80% of the stated sales goals for any given period as reasonably established by the Board of Directors of Employer from time to time, and agreed to by Employee; the parties understand and agree that the goals for the first year of this Agreement are as stated in Exhibit 1; and

                           (v) By either party upon thirty (30) days written
                               notice.

                  B. Company shall give Employee thirty (30) days prior written notice of termination of employment. Company shall have the option: (i) to retain the services of the Employee for said thirty (30) days, or (ii) compensate Employee for the number of days less than thirty (30) days he received notice at the then current salary rate for Employee.

                  C. Except as provided in 6(E), upon termination of the employment of Employee for any reason whatsoever whether or not the termination is determined to be for Cause and to protect Trade Secrets and Confidential Information, the Employee shall be entitled to no further salary or other compensation, and the Company shall have no further obligations under this Agreement, and except that portion of any unpaid salary accrued and earned by the Employee hereunder up to the date of termination.

                  D. Upon termination of the employment of Employee for any reason whatsoever, whether or not the termination is determined to be for Cause under this Section, this Agreement shall continue in full force and effect with respect to Employee's covenants and agreements set forth in Section 5 above, including the obligations to refrain from competition with the Company, to refrain from soliciting agents of the Company, and to protect Trade Secrets or Confidential Information.

                  E. Upon termination of Employee by the Employer without Cause, pursuant to sections 6A(i), 6A(ii) or 6A(v), Employer shall pay Employee severance pay equal to three times the sum of 1) his base salary in effect at the time of termination, and 2) the bonuses of Employee for the prior calendar year. Upon termination of Employee by Employer with Cause, pursuant to section 6A(iv)(f), Employer shall pay Employee severance pay equal to two times the sum of 1) his base salary in effect at the time of termination, and 2) the bonuses of Employee for the prior calendar year. Employee understands and agrees that payment pursuant to this section 6E shall constitute liquidated damages and Employee shall have no right to any other compensation from Employer in connection with this Agreement. The compensation payable under this provision may be made in cash or in common stock of the Employer. The Employer shall have the discretion to choose cash or Employer common stock for 25% of the payment made under this section 6E and the Employee shall have the discretion to be paid either in cash or Employer common stock on the remaining 75%. Employer common stock shall be valued at the date of payment annually to Employee. The compensation under this section 6E shall be paid in equal annual installments payable once every 12 months beginning no later than 3 months following the date of termination of Employee's employment.

         7. NOTICES. All notices, demands and other communications given under this agreement shall be in writing and shall be deemed effective with hand delivered or mailed by certified mail, return receipt requested, postage prepaid to the following addresses:

         If to Employee:

                           Donald T. Zimmerman, Jr.
                           2564 Handasyde Avenue
                           Cincinnati, OH  45208

         If to Company:
                           United Shields Corporation
                           655 Eden Park Drive

                           Suite 260
                           Cincinnati, Ohio 45202

or at such other addresses as the parties may designate in writing.

         8. ENTIRE CONTRACT. This Agreement constitutes the entire understanding and agreement between the Company and the Employee with regard to all matters contained herein. This Agreement may be amended, supplemented or interpreted at any time only by written instrument duly executed by all parties.

         9. ASSIGNMENT. This Agreement shall not be assignable by the Employee without the prior written consent of the Company. This Agreement shall, to the extent not limited hereby, inure to the benefit of and be enforceable by the parties hereto, and their respective heirs, representatives, successors and assigns.

         10. WAIVER. Any consent by any party to, or waiver of a breach of any provision of this Agreement by the other, whether express or implied, shall not constitute a consent to, waiver of, or excuse for any breach of any other provision or subsequent breach of the same provision.

         11. LEGAL CONSTRUCTION. In case any one or more of the provisions contained in this Agreement shall for any reason be held to be invalid, illegal or unenforceable in any respect, that invalidity, illegality or unenforceability shall not affect any other provision of this agreement, and this Agreement shall be construed as if the invalid, illegal or unenforceable provision had never been contained in it.

         12. GOVERNING LAW. This Agreement shall be governed by and construed in accordance with the law of the state of Ohio.

         IN WITNESS WHEREOF, the parties have signed this Agreement on the date first above written. EMPLOYEE:

                                               /s/ Donald T. Zimmerman, Jr.
                                               ------------------------------
                                               Donald T. Zimmerman, Jr.
                                               UNITED SHIELDS CORPORATION

                                               By: /s/ T.J. Tully
                                               ------------------------------
                                               Title: CEO
                                               ------------------------------