Form 10KSB40
period 1997-12-31
UNITED SHIELDS CORP/OH/
filed 1998-04-15
CIK 808432

SECURITIES AND EXCHANGE COMMISSION

                    WASHINGTON, D.C.  20549
                       __________________

                           FORM 10-KSB
                       __________________

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended                 Commission file
     December 31, 1997                         number 33-11062-D


                      UNITED SHIELDS CORPORATION

A Colorado Corporation                    I.R.S. Employer
                               Identification No.  84-1049047

     655 Eden Park Drive, Suite 260, Cincinnati, Ohio 45202
     Telephone Number (513) 241-7470
                        __________________

    Securities registered pursuant to Section 12(b) of the Act:
                                 None

     Securities registered pursuant to Section 12(g) of the Act:
                                 None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.  Yes  [X]    No [  ]
                       __________________

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]
                       __________________

     As of April 3, 1998, the latest practicable date, 12,076,526 shares of Common Stock were outstanding. The aggregate market value of Common Stock held by non-affiliates was approximately
$14,458,260 at that date.

                       __________________

              DOCUMENTS INCORPORATED BY REFERENCE

     List hereunder the following documents if incorporated by
reference and the part of the Form 10-KSB into which the document
is incorporated:     None.

Transitional Small Business Disclosure Format (Check one):   Yes
     No   X


     PART I.

Item 1.  Description of Business.

Background, History of Company.

     United Shields Corporation (the "Company") was incorporated under the laws of the State of Colorado on October 22, 1986 under the name O.T.C. Capital Corporation. On March 15, 1995, the name of the Company was changed to Capital 2000, Inc. In June 1997, the name of the Company was changed to United Shields Corporation after the Company's acquisition of the outstanding shares of a corporation with that name. The Company was originally formed for the primary purpose of seeking out acquisitions of properties, businesses, or merger candidates, without limitation as to the nature of the business operations or geographic area of the acquisition candidates. From inception through the date of completion of its initial public offering of securities, the Company's activities were directed toward the acquisition of operating capital.

     The Company completed its initial public offering in June, 1987, receiving net proceeds of $140,726 from the sale of 40,000,000 shares of the Company's common stock, $.001 par value per share (the "Common Stock"). During 1987, most of the offering proceeds were expended, and during February 1988, all of the officers and directors resigned and new officers and directors were appointed. From that date until February 1997, the Company had virtually no assets or liabilities and no business operations. On March 24, 1995, the Company completed a 1 for 250 reverse stock split.

     Effective February 12, 1997, the Company acquired all of the outstanding shares of United Shields Corporation, renamed UNSC, Inc. in June 1997 ("UNSC"), in exchange for restricted shares of Common Stock pursuant to a Share Exchange Agreement between the Company and UNSC. The directors and officers of UNSC became the directors and officers of the Company.

     Effective November 14, 1997, the Company acquired all of the outstanding common stock of The HeaterMeals Company ("HeaterMeals"), an Ohio-based firm which specializes in the research, development, manufacturing and marketing of portable electrochemical heaters and their incorporation in packaged food products. The principal assets of HeaterMeals included inventory, accounts receivable, equipment, licenses for patent rights to produce portable electrochemical heaters, prepaid expenses and tax refunds and cash. The total consideration for the acquisition consisted of $2,000,000 in cash plus repayment of $576,763 in indebtedness of HeaterMeals, which was provided by loans from NAVICAP Corporation, fka Ramsay-Hughes, Inc. ("NAVICAP").

     The Company acquired all of the outstanding common stock of R.P. Industries, Inc. ("R.P.I.") through the merger of R.P.I. into a wholly-owned subsidiary of the Company, with an accounting effective date of December 31, 1997. R.P.I. is engaged in the manufacture and sale of custom injection molded plastic products, and it owns two manufacturing facilities (and related plant and equipment). The total consideration for the acquisition consisted of (i) $6,100,000.00 in cash and (ii) 993,384 shares of the Company's common stock. The cash portion of the purchase price was provided as follows: (i) loans from NAVICAP to the Company in the principal amount of $350,000.00, (ii) a loan from First Union National Bank to R.P.I. in the principal amount of $4,551,000.00,
(iii) proceeds from a private placement of common stock of the Company in the amount of $762,037.00 and (iv) proceeds from the sale/leaseback of equipment between HeaterMeals and Information Leasing Corporation in the approximate amount of $438,000.00. In connection with the sale/leaseback transaction, the Company issued to Information Leasing Corporation a warrant to purchase 250,000 shares of the Company's common stock at a purchase price of $4.00 per share exercisable at any time on or before December 31, 2007.

     In addition, on March 13, 1998, the Company entered into a letter of intent to purchase a Massachusetts-based plastic injection molding company for an aggregate purchase price of $10,000,000. If consummated, the acquisition would result in the Company owning a 60,000 square foot facility designed and built specifically for injection molding and mold making. The company to be acquired had revenues of approximately $5,000,000 during 1997 and supplies such industries as the medical, automotive, computer, recording and telephone industries.

     On April 3, 1998, the Company entered into a letter of intent to purchase a New Jersey-based plastic injection molding company for an aggregate purchase price of approximately $40,000,000 in cash and stock. The company to be acquired had revenues of approximately $50,000,000 during 1997.

Growth Strategy

     The Company intends to continue to identify and evaluate other potential acquisition candidates in the injection molding industry whose products and services could benefit the operations
of the Company.   The Company plans to become a fully integrated
injection molding provider, acquiring companies with the capacity to provide a full range of injection molding products and services with a concentration in high growth segments of the plastics industry. Management believes this will provide the Company with a strategic advantage over its competitors. By utilizing the various capacities of each of its facilities, the Company's goal is to provide a one-stop source to meet all of its customers' injection molding needs. However, there can be no assurance that the Company will be successful in consummating the acquisition of candidates or in integrating acquired companies, nor in the successful implementation of its strategic plans.

Business Overview

     The Company is engaged in business utilizing various injection molding plastics technologies. The Company's latest acquisition, RPI, through two of its subsidiaries, Richmond Plastics, Inc. ("Richmond Plastics") and Windmill Investments, Inc. d.b.a. Granville Plastics ("Granville Plastics"), engages primarily in the business of injection molded plastics manufacturing. Richmond Plastics manufactures component parts and finished products primarily for original equipment manufacturers in the southeast and mid-Atlantic regions, operating 15 to 20 molding machines ranging from 75 tons to 700 tons of clamp pressure. Granville Plastics operates between 20 and 25 machines ranging from 22 tons to 300 tons of clamp pressure, and serves markets in Indiana, Illinois and Canada. Secondary operations include hot stamping, sonic welding, pad printing, chemical bonding, heat transfer decal application, spray painting, drilling and assembly.

     HeaterMeals manufactures and markets portable electrochemical heating devices and a line of shelf-stable meals with a patented self-heating device. The self-heating device is comprised of metallic alloy powder embedded with plastic which generates heat when activated by water, but is flameless, non-toxic and flexible in design. Since 1990, the Company has sold over 80 million flameless ration heaters ("FRH") to government contractors which incorporate the FRH into Meals-Ready-to-Eat, or MRE's, for the United States military. Since 1996, the Company has sold over 1.2 million shelf-stable meals under the trademark "HeaterMeals"(R). HeaterMeals(R) is an assortment of breakfast and dinner entrees packaged with the patented self-heating device, utensil pack and water activation pouch, distributed to truckstops throughout the United States, approximately 1200 grocery stores located in Kentucky, Ohio, Indiana and Michigan and various specialty retail outlets and catalogues. The Company intends to expand its marketing and sales of the HeaterMeals(R) brand by broadening the geographic distribution of the products, creating new meals for new target audiences where the convenience of the self-heating feature is important, developing direct marketing opportunities, and exploiting the self-heating technology in other commercial categories.

     UNSC holds marketing rights for a patented collapsible plastic bottle (the "Bottle"). When empty, the Bottle folds into a compressible flat package approximately four inches by five inches by two inches; when filled with liquid, the compressed plastic Bottle expands as filled and remains semi-rigid, standing on its own. The Company is exploring commercial uses for the Bottle, including for retail/consumer sale of water and water-based beverages and pre-packed powdered instant drink mixes.
However, on March 26, 1998, the Company received notice from the licensor of the Bottle, In-Flo Liquid Dispensing Corporation ("In-Flo") that the Company was in default of its agreement providing marketing rights to the Bottle as a result of the Company's failure to purchase any Bottles as of January 31, 1998. In-Flo has asserted that it has a right to terminate its agreement with the Company and demand liquidated damages in the amount of CDN
$3,225,000 (approximately U.S. $2,206,000). The Company disagrees with In-Flo's interpretation of the agreement. In-Flo has stated that it is not their intent to demand liquidated damages as the parties are currently discussing amending the agreement.

     Employees.       As of December 31, 1997, the Company had 5
employees, all of whom were full-time employees. As of such date, HeaterMeals had an additional 48 employees, of whom 30 employees were full-time. As of such date, RPI had an additional 125 employees, of whom 124 employees were full-time.

     Patents.       HeaterMeals is the owner of a patent for an
exothermic heater device for wrapping around a pipe joint. The patent covers the use of a liquid activated exothermic heater within a liquid impervious flexible envelope configured to wrap around a pipe joint to heat and accelerate the cure of an epoxy adhesive around the joint. When appropriately wrapped around a pipe joint, water (or other liquid) is poured into the envelope to activate the heating material. The patent requires the use of an elongated pressure sensitive adhesive strip with a removable protective cover for securing the envelope to the pipe joint.
This patent will expire on May 16, 2014.

     HeaterMeals also is the licensee of a patent for a flexible electrochemical heater in the form of a composite structure that includes a supercorroding metallic alloy powder dispersed in porous matrix. The license is a worldwide exclusive license in commercial (non-military) market. Non-commercial market rights are subject to reservation of rights of University of Cincinnati for its personnel and students under direct administrative control of university, and subject to rights of U.S. Navy and other U.S. governmental agencies for government use and contracts with U.S. Navy and other U.S. governmental agencies. Countries covered by the license include Japan, Austria, Belgium, France, Italy, Lichtenstein, Luxembourg, Netherlands, Sweden, Switzerland, United Kingdom, German Federal Republic, and Canada. The license will expire November 3, 2003.

     The Bottle and bottle processing equipment are protected by patents in the United States, Canada, France, Spain, Austria,
Germany, Switzerland, Belgium, Sweden, Great Britain and
Australia.  The patents will expire in approximately 12-15 years.

     Trademarks. Except for HeaterMeals (R) which is registered with the U.S. Patent and Trademark Office, the Company's trademarked names have not yet been formally registered. It is the Company's intention to claim a trademark on certain names under common law by using the "TM" symbol. The duration of such trademarks under common law is the length of time the Company continues to use them.

     Competition. With respect to RPI, the Company competes with hundreds of plastics injection molders throughout its sales territories, including in some cases the Company's own customers which maintain or elect to develop molding capabilities in-house.

     With respect to HeaterMeals and UNSC, the Company believes its products are different from those which currently exist in the marketplace because of the incorporation of its plastics technologies into its products, including the FRH used in HeaterMeals' products and the Bottles. Further, the Company is protected by certain patents and license rights. Consequently, the Company believes it currently has no specific competitors with respect to its products. To the extent its products are to be sold in the food and beverage industry, that industry is highly competitive and is dominated by many competitors who are substantially larger and have greater financial resources than the Company. In addition, the Company will compete with numerous manufacturers of water and beverage products for extremely limited grocery shelf space.

Item 2.  Properties.

     The Company through its wholly-owned subsidiary, RPI, owns manufacturing facilities in Chester, Virginia and the Durham, North Carolina area. Each such facility is encumbered by a mortgage in favor of First Union National Bank. The Company through its wholly-owned subsidiary, HeaterMeals, also leases its facility in Cincinnati, Ohio. Additionally, the Company leases its executive office located in Cincinnati, Ohio.




     PART II.

Item 5.  Market for Registrant's Common Equity and Related
Stockholder Matters.

     The following table sets forth, for the periods indicated, the high and low bid price for the Common Stock for the quarters indicated as reported on the OTC Bulletin Board. The high and low bid prices were taken from the OTC Monthly Trading Summary for the Company, supplied by Trading & Market Services, The Nasdaq Stock Market, Inc. The common stock did not trade in the first two quarters of 1996.

                       1996                 1997
              ---------------------   ------------------

                 High       Low        High       Low
                ------    ------      ------     -------

First Quarter     --        --         $4.00      $0.75
Second Quarter    --        --          3.75       2.00
Third Quarter    $1.00     $0.75        4.125      2.6875
Fourth Quarter    1.00      0.75        4.625      3.25

---------------

     As of April 3, 1998, the Company had approximately 213 shareholders of record.

     The Company has never paid a cash dividend on the Common
Stock and does not expect to pay a cash dividend in the foreseeable future.

Item 6.  Management's Discussion and Analysis or Plan of
Operations.

     The following description of "Management's Plan of Operation" constitutes forward- looking statements for purposes of the Securities Act of 1933 and the Securities Exchange Act of 1934, as amended, and as such involves known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. The words "expect," "estimate," "anticipate," "predict," and similar expressions are intended to identify forward-looking statements. Important factors that could cause the actual results, performance or achievement of the Company to differ materially from the Company's expectations include the following: 1) one or more of the assumptions or other factors discussed in connection with particular forward-looking statements prove not to be accurate; 2) the Company is unsuccessful in increasing sales through its anticipated marketing efforts; 3) mistakes in cost estimates and cost overruns; 4) the Company's inability to obtain financing for one or more acquisitions and/or for general operations including the marketing of the Bottle and the Company's other products; 5) the Company's inability to establish a successful alliance with a major marketer to the supermarket and convenience store markets; 6) the Company's inability to obtain significant shelf space in supermarkets and convenience stores due to competition for space by all food products, requirements to sell through specific distributors, commission or other rate structures which prevent the Company from achieving adequate profit margins and other similar factors; 7) non-acceptance of one or more products of the Company in the marketplace due to costs or other reasons; 8) the Company's inability to supply any product to meet market demand; 9) generally unfavorable economic conditions which would adversely effect purchasing decisions by retailers or consumers; 10) development of a similar competing product with the Bottle and/or HeaterMeals (R) which is not an infringement of any of the patents pertaining to those products; 11) inability of the owner of any of the patents to protect against infringement; 12) the inability to successfully integrate one or more acquisitions with the Company's operations (including the inability to successfully integrate several acquisitions at the same time, integrate businesses which may be diverse as to type of business, geographic area, or customer base and the diversion of management's attention among several acquired businesses) without substantial costs, delays or other problems; 13) if the Company experiences labor and/or employment problems such as work stoppages, inability to hire and/or retain competent personnel, etc.; 14) a shortage in the supply of significant raw materials, such as resin and magnesium, which would significantly increase the cost of goods sold; and 15) if the Company experiences unanticipated problems (including but not limited to accidents, fires, acts of God, etc.), or is adversely affected by problems of its suppliers, shippers, customers or others. All written or oral forward-looking statements attributable to the Company are expressly qualified in their entirety by such factors.

     The Company intends to operate as a holding and marketing company, acquiring operating companies engaged in blow molding and injection molding plastics businesses in a range of press capacities from 20 ton to 3000 ton clamp pressure, providing a fully integrated company which can provide its customers with "one-stop shopping" for their blow molding and injection molding needs. Additionally, the Company intends to further develop its existing food and beverage packaging business. The Company is seeking potential acquisition candidates involved in blow molding and injection molding plastics manufacturing, production, packaging, and distribution that will complement the Company's business and increase the Company's asset and revenue base. Management expects that it is possible that in the first two quarters of 1998 the Company will enter into letters of intent to acquire some of those companies. Acquisitions may involve a number of risks some of which could have a material adverse effect on the Company's operations and financial results including, without limitation, the ability to successfully integrate several acquisitions at the same time (if the Company is able to acquire several companies within a short period of time); the ability to integrate businesses which may be diverse as to type of business, geographic area, or customer base; the diversion of management's attention among acquired businesses and in seeking additional acquisition opportunities; dependence on retaining, hiring and training key personnel; and adverse short-term effects on operating results and amortization of acquired intangible assets. There can be no assurance that the Company will be successful in consummating the acquisition of candidates or in integrating acquired businesses.

Plastics Division

     The Plastics Division is currently comprised of RPI. The Company has operations in Chester, Virginia and Oxford, North Carolina, with approximately 40 molding machines ranging in capacity from 22 tons to 700 tons of clamp pressure. The Company manufactures component parts and finished products primarily for original equipment manufacturers in the southeast and mid-Atlantic regions and markets in Indiana, Illinois and Canada. Secondary operations include hot stamping, sonic welding, pad printing, chemical bonding, heat transfer decal application, spray painting, drilling and assembly.

     The Company intends to continue acquiring operating companies engaged blow molding and injection molding plastics businesses in an effort to create a fully integrated company which can provide its customers with "one-stop shopping" for their blow molding and injection molding needs. The Company expects to target financially sound acquisition candidates that have developed a unique process, design or product within the blow molding and injection molding industry. The Company believes that consolidation within such industry will occur as a result of what it believes is a trend of customers desiring to reduce the number of vendors they use. As the Company increases its holdings within the industry, it believes it will benefit from the ability to adequately service a broad range of blow molding and injection molding needs, thereby providing customers with an option not currently readily available within the industry. Additionally, by targeting acquisition candidates with a unique process, design or product, the Company believes it will be able to offer a unique range of plastics blow molding and injection molding services not currently available.

Food and Beverage Packaging

     HeaterMeals manufactures and markets portable electrochemical heating devices and a line of shelf-stable meals with a patented self-heating device. The self-heating device is comprised of metallic alloy powder embedded with plastic which generates heat when activated by water, but is flameless, non-toxic and flexible in design. Since 1990, the Company has sold over 80 million flameless ration heaters ("FRH") to government contractors which incorporate the FRH into Meals-Ready-to-Eat, or MRE's, for the United States military. Since 1996, the Company has sold over 1.2 million shelf-stable meals under the trademark "HeaterMeals"(R). HeaterMeals(R) is an assortment of breakfast and dinner entrees packaged with the patented self-heating device, utensil pack and water activation pouch, distributed to truckstops throught the United States, approximately 1200 grocery stores located in Kentucky, Ohio, Indiana and Michigan and various specialty retail outlets and catalogues. The Company intends to expand its marketing and sales of the HeaterMeals(R) brand by broadening the geographic distribution of the products, creating new meals for new target audiences where the convenience of the self-heating feature is important, developing direct marketing opportunities, and exploiting the self-heating technology in other commercial categories.

     Although not the only contemplated use for the Company's collapsible Bottle, the Company, through UNSC, owns marketing rights for the Bottle for retail/consumer sale of water and water-based beverages and pre-packed powdered instant drink mixes. The
Bottle can be shipped and stored in its collapsible state and water or other liquids can be added manually, without the use of special equipment. The Company believes that the convenience of being able to add liquids to the Bottle at any stage in the sales and distribution chain will enable the Company to market the Bottle for a variety of uses. The Company believes that in addition to uses within the food and beverage industry, the Bottle may provide the medical industry with a clean, safe and inexpensive alternative to glass containers.

Results of Operations

     The following is a discussion of the results of operations for the year ended December 31, 1997, compared with the year ended December 31, 1996, and changes in financial condition during the year ended December 31, 1997.

     On November 14, 1997 the Company purchased all the outstanding stock of The HeaterMeals Company. The Company paid
$2,000,000 cash and paid off bank debt of $576,763.00.

     On December 31, 1997 the Company acquired all the outstanding stock of R.P. Industries, Inc. through a forward merger with R.P. Industries of Ohio, Inc. a wholly owned subsidiary of the Company. The Company paid $6,100,000 cash and issued 993,384 shares of common stock of the Company.

     Net sales for fiscal year 1997 were $632,664, which compares to zero sales for fiscal 1996. The Company did not own any revenue producing companies in fiscal 1996. The HeaterMeals Company from November 1, 1997 through December 31, 1997 produced all fiscal 1997 sales. The net loss in fiscal 1997 was ($1,595,833) which significantly exceeds the net loss of fiscal 1996 of ($371,237). The fiscal 1997 net loss was due to: increased selling, general and administrative expenses of $1,412,093 and The HeaterMeals Company net loss of ($110,996) for the period of November 1, 1997 through December 31, 1997.

     Fiscal 1997 costs of sales were $572,333, which compares to zero costs of sales for fiscal 1996. All of fiscal 1997 cost of sales were incurred by The HeaterMeals Company for the period
November 1, 1997 through December 31, 1997.

     In fiscal 1997 the company incurred net interest of $74,287 compared with net interest expense of $8,705 for fiscal 1996. The company incurred a significant amount of borrowing to acquire The HeaterMeals Company, November 14, 1997, which led to the net increase in interest expense for 1997.

     The tax rates for the year 1997 and the year 1996 are zero due to a net loss in each year.

     The total current assets of the Company were $3,583,363 at December 31, 1997, an increase of $3,576,301 compared to $7,062 at December 31, 1996. Working capital was $803,413 as of December 31, 1997, compared with ($298,056) as of December 31, 1996. These changes are due to the acquisition of The HeaterMeals Company and R.P. Industries, Inc.

     Total assets of the company increased by $15,674,933 from $88,729 at December 31, 1996 to $15,763,662 at December 31, 1997.
This increase is attributable to: investment in potential acquisitions of $540,000 and the acquisition of The HeaterMeals
Company and R.P. Industries, Inc.

     The total current liabilities of the Company were $2,779,950 at December 31, 1997, up $2,472,832 compared to $305,118 at
December 31, 1996. Long term liabilities were $9,044,333 at December 31, 1997 compared to zero at December 31, 1996. The current and long term liabilities increases are attributable to: debt incurred in order to finance the acquisitions of The HeaterMeals Company and R.P. Industries, Inc. and the liabilities assumed in these acquisitions.

     Total stockholders' equity increased by $4,155,768 during the year ended December 31, 1997. The Company is currently involved in a private placement of the Company's common stock and as of December 31, 1997, the net proceeds received were $1,095,631. The Company issued or will issue 546,152 shares of common stock through the private placement as of December 31, 1997. The Company also issued or will issue 1,133,384 shares of common stock for completed and potential acquisitions. The Company is evaluating various financing options, including issuing debt and equity to finance future acquisitions.

     On April 10, 1998, the Company and First Union National Bank amended the Revolving Credit and Security Agreement, dated
December 30, 1997, pursuant to which the bank waived the Company's breach of certain financial covenants.

Financing Management's Plan of Operation

     The Company has borrowed funds from NAVICAP to finance ongoing operations while the Company is seeking acquisition candidates and pursuing the necessary financing to complete those acquisitions. NAVICAP is a Cincinnati-based merchant banking firm which invests in various companies, including the Company. NAVICAP currently owns 1,274,220 shares of Common Stock of the Company.
In addition, the directors and officers of NAVICAP own 243,270 shares of Common Stock. The Company borrowed $85,000 from NAVICAP on December 12, 1995 pursuant to a promissory note, which was due and payable on March 31, 1997, and bears interest at the rate of 8% per annum. As of December 31, 1997, the principal balance due to NAVICAP on this note was $63,318.70. As of the date hereof, NAVICAP has not made a demand for payment. On May 22, 1997, the Company signed an open-ended promissory note with NAVICAP to borrow up to $3,000,000, with interest at 12% per annum, due on or before September 24, 1997. On December 1, 1997, the Company and NAVICAP amended this note to increase the principal amount to $3,500,000 and to make the note payable on demand. On December 31, 1997, the Company and NAVICAP amended and restated the note to permit the Company to borrow up to $4 million from NAVICAP. On March 30, 1998, the Company and NAVICAP again amended the note to provide for a maturity date of September 30, 1999, but NAVICAP reserved the right to call the note in the event that the Company receives third-party funding or has free cash flow in excess of $50,000, in which case NAVICAP may call the note to the extent of an amount equal to 80% of the third-party funding or free cash flow. The note bears interest at 12% per annum. This note has been secured by the pledge by Mr. T. J. Tully and certain of his family members of 3,000,000 shares of Common Stock. In connection with the note, the Company has granted NAVICAP a warrant to purchase 500,000 shares at an exercise price of $4.00 per share, exercisable at any time up to March 30, 2003. As of March 11, 1998, the principal due under the open-ended note was $3,386,181.29. The total interest due NAVICAP, including under both promissory notes, as of March 11, 1998, was $169,313.10. In addition, NAVICAP has advised the Company that it may continue to loan funds against the open-ended promissory note for the purpose of completing additional acquisitions.

     The Company is currently seeking a combination of debt and equity financing to complete additional acquisitions and provide needed working capital. It has entered into a non-binding letter agreement with a large Phoenix-based lending institution, whereby the Company expressed its intent to submit potential acquisitions for the lending institution's consideration and the lending institution agreed to consider providing up to $50 million in acquisition financing. There is no assurance that the Company will be successful in obtaining any such financing.

Item 7.  Financial Statements.

     The consolidated financial statements for the year ended
December 31, 1997 are included in this Report on Form 10-KSB in their entirety immediately following the signature pages hereto.

Item 8.  Changes In and Disagreements With Accountants on
Accounting and Financial Disclosure.

     Not applicable.


     PART III.

Item 9.  Directors, Executive Officers, Promoters and Control
Persons; Compliance with Section 16(a) of the Exchange Act.

Directors and Executive Officers

     The following individuals serve as the Company's directors and executive officers:

     Thomas J. Tully, age 68, Mr. Tully has been a director, Chairman and Chief Executive officer of the Company since February 12, 1997. In 1993, Mr. Tully founded the Company's subsidiary, UNSC, Inc. (formerly Health United Shields, Inc.) and has served as its Chief Executive Officer since inception. From 1985 to 1993, Mr. Tully served as president and owner of American Marketing/Financial Industries, Inc., a marketing firm. Prior to this, Mr. Tully served as president of Sperti Drug Co., Inc., vice president of Corporate Development for Trans Union Corporation, and president/equity owner of International Agricultural Corporation, a joint venture with three Fortune 500 companies to establish agricultural operations in the Middle East and Far East.

     Donald T. Zimmerman, Jr., age 44, has been Executive Vice President and Chief Operating Officer of the Company since
January 1998.   From 1996 until January 1998, Mr. Zimmerman
served as a marketing consultant. From 1983 through 1996, Mr. Zimmerman served in various capacities at the Andrew Jergens Company, with his last position being Senior Vice President. Mr. Zimmerman is also President of The HeaterMeals Company, a wholly owned subsidiary of the Company.

     Beverley R. Gill, age 48, has been Chief Financial Officer and Treasurer of the Company since July 15, 1997. From October 1996 through June 1997, Mr. Gill served as a personal business consultant for Newman Co., a private investment firm. From 1984 through 1996, Mr. Gill was controller of The Cincinnati Concrete Pipe Company. Mr. Gill is also Vice President of R.P. Industries, Inc. and Vice President, Secretary and Treasurer of The HeaterMeals Company, each a wholly owned subsidiary of the Company.

     Granville G. Valentine III, age 43, has been Senior Vice President of the Company since December 1997. Mr. Valentine had been an officer of R.P. Industries, Inc., including serving as President and Chief Executive Officer, from July 1993 until the Company completed its acquisition of that subsidiary in January 1998. Mr. Valentine was employed by James River Corporation from 1978 until July 1993. Mr. Valentine is also President and Chief Executive Officer of R.P. Industries of Ohio, Inc., a wholly owned subsidiary of the Company.

     Richard Hughes, age 51, has been President of the Company since July 15, 1997. From 1990 to 1997, he served as the superintendent of public schools in Montgomery County, Kentucky. Currently, he is a director NAVICAP. Mr. Hughes is the father of Rick Hughes, a principal, director and officer of NAVICAP, which owns beneficially approximately 12.7% of the outstanding common stock of the Company (including approximately 2.2% which is owned individually by the directors and executive officers of NAVICAP).

     Edward L. Bonin, age 52, has been the Vice President of Engineering and Quality Control since July 15, 1997. Mr. Bonin is currently the Vice President and Production Manager of Master Molders, Inc. and has been employed by Master Molders since 1995. From 1993 to 1995, Mr. Bonin was a consultant in the plastics industry. From 1984 to 1993, Mr. Bonin served as the Vice President of Operations of Nepco, Inc., a proprietary molder of single use closures and containers for the dairy industry. Mr. Bonin has 33 years of experience in the plastics industry.

     William Smetana, age 49, has been the Vice President of Production since July 15, 1997. He is also currently the President of Master Molders, Inc., which position he has held since 1995. From 1992 to 1995, he was project manager of Mexican operations for Pacific Coast Mills, Co. Los Angeles.

     Anthony G. Covatta, age 53, has been a director of the Company since February 1997. Mr. Covatta has been a partner in the law firm of Drew & Ward in Cincinnati, Ohio since February 17, 1997. Drew & Ward provides legal services to the Company. Mr. Covatta was a partner in the law firm of Benesch, Friedlander, Coplan & Aronoff from 1994 to 1997, and a member of the law firm of Graydon, Head & Ritchey from 1985 to 1994.

Section 16(a) Beneficial Ownership Reporting Compliance

     Not applicable.

Item 10.  Executive Compensation.

Summary

     The following table summarizes, for the fiscal years indicated, all annual compensation earned by or granted to the Company's Chief Executive Officer and all executive officers whose compensation exceeded $100,000 for all services rendered to the Company in all capacities during the last fiscal year:

                   SUMMARY COMPENSATION TABLE

                                             Long Term
                                            Compensation
                                       --------------------
                  Annual Compensation    Awards   Payouts
                ----------------------  -------- ---------

                     Other
Name and             Annual   Restricted Securities      All Other
Principal            Compen-    Stock    Underlying  LTIP  Compen-
Position Year  Salary sation   Award(s)   Options  Payouts  sation
-------- ----  ------ ------   -------    -------  -------  ------

Thomas J. 1997 $70,000  --       --         --       --       --
Tully,    1996    --    --       --         --       --       --
Chairman  1995    --    --       --         --       --       --
and Chief
Executive
Officer


Director Compensation

     Directors of the Company are not entitled to compensation.

Item 11.  Security Ownership of Certain Beneficial Owners and
Management.

     The following table sets forth information with respect to the beneficial ownership of shares of all classes of the Company's voting securities as of April 3, 1998 of each executive officer, each director, and each stockholder known to be the beneficial owner of 5% or more of any class of the Company's voting securities and all officers and directors as a group.

                                            Amount and
Title of Class      Name and Address of     Nature of   Percent of
--------------      Benefical Owner         Beneficial     Class
                    --------------------      Owner     ----------
                                            ----------
Common Stock        Thomas J. Tully,
                    Chairman and Chief
                    Executive Officer       2,453,186 1     20.3%

Common Stock        Donald T.
                    Zimmerman, Jr.,
                    Executive Vice
                    President and Chief
                    Operating Officer          75,000      0.6%

Common Stock        Beverley R. Gill,
                    Treasurer                    --          --


Common Stock        Granville G. Valentine,
                    Senior Vice President        102,024 2     0.8%

Common Stock        Richard Hughes          1,530,029 3    12.7%

Common Stock        Edward L. Bonin            28,000       0.2%

Common Stock        William Smetana           112,000       0.9%

Common Stock        Anthony G. Covatta         10,176       0.08%

Common Stock        NAVICAP                 1,530,029 3    12.7%

Common Stock        Gay N. Tully            2,453,186 1    20.3%

Common Stock        Andrew T. Tully         1,112,205       9.2%

Common Stock        Nola E. Tully           1,112,205       9.2%

Common Stock        James F. Tully          1,926,886      16.0%
________________________

1     Includes 1,340,981 shares owned by Mr. Tully, and 1,112,205 shares of Gay N. Tully

2     Includes 67,124 shares issued and outstanding and options to purchase an additional 30,000 shares.

3     Includes 1,274,220 shares owned by NAVICAP, 76,320 shares
owned by John Ramsay, 101,760 shares owned by Rick Hughes and 65,190 shares beneficially owned by Greg Pitner, each directors, officers, and shareholders of NAVICAP, and an additional 12,539 shares owned by employees and other affiliates of NAVICAP.


Item 12.  Certain Relationships and Certain Transactions.

     As of March 11, 1998, the Company was indebted in the amount of $3,555,494.30 in principal and interest to NAVICAP. Mr. Richard Hughes is both President of the Company and a director and 27.2% shareholder of NAVICAP. Mr. Anthony G. Covatta, a director and shareholder of the Company, is also a director and shareholder of NAVICAP.

     In addition, Mr. Covatta's law firm Drew & Ward, serves in various capacities as legal counsel for the Company.

     Messrs. Edward L. Bonin and William Smetana are each officers of Master Molders, Inc., which company is currently a party to an acquisition agreement between it and the Company.

     UNSC acquired the rights to the Bottle by assignment from Diverse Products Incorporated ("Diverse"). As consideration for the assignment, Subsidiary agreed to pay to Diverse $250,000 which was amended to $0.05 for each Bottle sold by or through UNSC with a maximum of $250,000. The consideration was subsequently reduced to $0.04 for each Bottle sold by or through UNSC with a maximum of $200,000. In consideration for this reduction, the Company agreed to prepay (on behalf of UNSC) $40,000 of the $200,000 total, payable at the rate of $5,000 per month for eight months beginning on July 30, 1997. The Company completed payment of the entire $40,000 in February 1998. Mr. T.J. Tully and his brother, Mr. James F. Tully, are the sole shareholders, directors and officers of Diverse. T.J. Tully is a director, Chairman of the Board, CEO and stockholder of the Company; James F. Tully is a stockholder of the Company.

     As previously reported, the Company has entered into a definitive agreement to acquire all outstanding stock of Master Molders, Inc. ("Master Molders"), a South Carolina-based manufacturer of plastic industrial parts, pursuant to a merger with a wholly-owned subsidiary of the Company. Upon execution of the agreement, the Company paid a deposit of $25,000 to Master Molders and issued 140,000 shares of its Common Stock to shareholders of Master Molders. The closing date of the merger, which was to occur on or before December 12, 1997, was extended to January 31, 1998 by mutual agreement of the parties. In exchange for this extension, the Company loaned Master Molders an additional $65,000 on an interest-free basis. The parties intended that the cash loaned to Master Molders would be credited against the purchase price upon closing. However, the parties have been unable to agree on an additional extension on terms satisfactory to both parties. The Company has informed Master Molders that it believes that Master Molders has suffered a material adverse change as a result of the loss of a major customer, which material adverse change constitutes a condition to the Company's obligation to close. Master Molders has informed the Company that it believes the Company has defaulted under the definitive agreement because of its failure to close prior to January 31, 1998, and that Master Molders intends to retain both the amounts loaned to Master Molders and the shares issued to its shareholders. The Company believes that both the amounts loaned and the shares should be returned to the Company under the definitive agreement. The Company is currently considering its response in an effort to reach a resolution of this dispute.

     Mr. Richard Hughes has been paid a one-time bonus of $79,000 in consideration of his employment as President of the Company.

     PART IV.

Item 13.  Exhibits and Reports on Form 8-K.

(a)  Exhibits

Exhibit
Sequentially
Number               Description of Exhibit     Numbered Page

3.1 Articles of Incorporation of Registrant, including subsequent updates
Note (a)

3.2          Bylaws of Registrant


10.1     Sales Agreement between In-Flo Liquid Dispensing     (c)
         Corporation and Diverse Products Incorporated dated May 5, 1995

10.2     Assignment of Sales Agreement between Diverse        (c)
         products Incorporated and Health Shields
         Corporation dated May 9, 1995

10.3     Assignment of Sales Agreement between Inflo-Liquid   (c)
         Dispensing Corporation and Inflo North America
         Limited dated January 22, 1996

10.4     Addendum to Assignment of Sales Agreement between    (c)
         Diverse Products Incorporated and Health Shields
         Corporation dated August 8, 1996

10.5     Amending Agreement between Inflo North America       (c)
         Limited and Health Shields Incorporated dated
         February 1, 1996

10.6     Second Addendum to Assignment of Sales Agreement     (c)
         between Diverse Products Incorporated and USC dated April 10, 1997

10.7     Promissory Note of USC dated December 12, 1995       (c)
         in favor of Ramsay-Hughes, Inc.

10.8     Letter of Ramsay-Hughes, Inc. dated December 1,      (c)
         1996 extending Promissory Note dated
         December 12, 1995

10.9     Promissory Note of USC dated December 1, 1996        (c)
         in favor of Ramsay-Hughes, Inc.

10.10    Agreement and Plan of Share Exchange by and          (d)
         between The HeaterMeals Company and United
         Shields Corporation dated September 12, 1997

10.11    Merger Agreement by and among R.P. Industries,       (e)
         Inc. and United Shields Corporation and its wholly owned subsidiary dated October 22, 1997

10.12    Third Addendum to Assignment of Sales Agreement      (f)
         dated as of July 29, 1997 between Diverse
         Products Incorporated and United Shields
         Corporation (Subsidiary)

10.13    Promissory Note of the Company dated May 22,         (g)
         1997 in favor of Ramsay-Hughes, Inc.

10.14    Stock Pledge Agreement dated May 29, 1997            (g)
         between T.J. Tully and Ramsay-Hughes, Inc.

10.15    Stock Pledge Agreement dated May 29, 1997            (g)
         between James F. Tully and Ramsay-Hughes, Inc.

10.16    Stock Pledge Agreement dated May 29, 1997            (g)
         between Gay N. Tully and Ramsay-Hughes, Inc.

10.17    Agreement dated August 7, 1997 between Master        (g)
         Molders, Inc. and the Company

10.18    Management Agreement dated August 7, 1997            (g)
         between Master Molders, Inc. and the Company

10.19    Share Exchange Agreement by and between              (h)
         Capital 2000, Inc. and United Shields
         Corporation dated February 12, 1997

10.20    Sale and Leaseback Agreement dated as of             (i)
         December 29, 1997 between The HeaterMeals
         Company and Information Leasing Corporation

10.21    Lease Agreement dated as of December 29, 1997        (i)
         between The HeaterMeals Company and Information
         Leasing Corporation

10.22    Unconditional Guaranty dated December 29, 1997       (i)
         by United Shields Corporation to Information
         Leasing Corporation

10.23    Subordination Agreement dated as of December 29,     (i)
         1997 by and between The HeaterMeals Company,
         United Shields Corporation, Information Leasing
         Corporation and Ramsay-Hughes, Inc.

10.24    Warrant to Purchase Common Stock of United Shields   (i)
         Corporation dated December 29, 1997 issued to
         Information Leasing Corporation

10.25    Registration Rights Agreement dated December 29,     (i)
         1997 between United Shields Corporation and
         Information Leasing Corporation

10.26    Revolving Credit and Security Agreement dated        (i)
         December 30, 1997 by and among R.P. Industries of Ohio, Inc., United Shields Corporation,
         Furniture Plastics of Forest City, Inc., Granville
         Plastics Company, Inc., R.P. Enterprises, Inc.,
         Richmond Plastics, Inc., R.P. Real Estate, Inc.
         and First Union National Bank


10.27    Environmental Liabilities Agreement dated December   (i)
         30, 1997 by and among R.P. Industries of Ohio, Inc.
         and First Union National Bank

10.28    Environmental Liabilities Agreement dated December   (i)
         30, 1997 by and among Granville Plastics, Inc. and
         First Union National Bank

10.29    Pledge Agreement dated December 30, 1997 by and      (i)
         among R.P. Industries of Ohio, Inc., United Shields
         Corporation, Furniture Plastics of Forest City,
         Inc., Granville Plastics Company, Inc., R.P.
         Enterprises, Inc., Richmond Plastics, Inc., R.P.
         Real Estate, Inc. and First Union National Bank

10.30    Revolving Promissory Note dated December 30, 1997    (i)
         from R.P. Industries of Ohio, Inc. to First Union
         National Bank

10.31    Credit Line Deed of Trust and Assignment of Rents    (i)
         by R.P. Industries of Ohio, Inc. to First Union
         National Bank

10.32    Deed of Trust and Assignment of Rents by Granville   (i)
         Plastics Company, Inc. to First Union National Bank

10.33    Letter agreement dated December 11, 1997 between     (i)
         United Shields Corporation and Master Molders, Inc.

10.34    Promissory Note dated December 18, 1997 from Master  (i)
         Molders, Inc. to United Shields Corporation

10.35    Amended and Restated Promissory Note dated December  (i)
         29, 1997 from United Shields Corporation to NAVICAP
         Corporation

10.36    Letter agreement dated January 6, 1998 between       (i)
         United Shields Corporation and Donald T. Zimmerman


21       Subsidiaries of Registrant


24       Powers of Attorney                              Note (b)


27       Financial Data Schedule

                        NOTE REFERENCE:

     (a) Incorporated by reference to Exhibit 3.1 to the Company's Registration Statement No. 22-11062-D and Exhibits
3.1(a) and (b) to the Company's Form 10-K for the year ended
December 31, 1995.

     (b) Contained on the first page of the signature pages contained in this report.

     (c) Incorporated by reference to Exhibit 10(i) to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996.

     (d) Incorporated by reference to Exhibit 2.1 to the Company's Form 8-K filed November 26, 1997.

     (e) Incorporated by reference to Exhibit 2.3 to the Company's Form 8-K filed October 31, 1997.

     (f) Incorporated by reference to Exhibit 10.3 to the Company's Form 8-K filed August 22, 1997.

     (g) Incorporated by reference to Exhibit 10(i) to the Company's Form 10-QSB for the period ended June 30, 1997.

     (h) Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed April 1, 1997.

     (i)     Incorporated by reference to Exhibits 99.1 through
99.17 to the Company's Form 8-K filed January 20, 1998.

(b)  Reports on Form 8-K

     On November 5, 1997, the Company filed a Current Report on Form 8-K in which it reported that it had issued a press release pursuant to the Rule 135c safe harbor provisions for reporting issuers announcing that it proposed to make an unregistered offering of up to 2,000,000 shares of its common stock at a price of $4.00 per share.

     On November 26, 1997, the Company filed a Current Report on Form 8-K in which it reported that it had acquired all of the outstanding common stock of The HeaterMeals Company for a total of $2,000,000 in cash plus repayment of $576,763 of indebtedness of the The HeaterMeals Company pursuant to an Agreement and Plan of Share Exchange. The Consolidated Financial Statements of The HeaterMeals Company for the years ended December 31, 1996 and 1994 were included as an exhibit to such Form 8-K. In addition, a pro forma statement of operations for the year ended December 31, 1996 and the nine month period ended September 30, 1997, and a pro forma balance sheet as of September 30, 1997 were included as an exhibit to such Form 8-K.

     On January 20, 1998, the Company filed a Current Report on Form 8-K in which it reported that it had acquired all of the outstanding common stock of R.P. Industries, Inc. for a total consideration of $6,100,000 in cash and 993,384 shares of the Company's common stock. The Consolidated Financial Statements of R.P. Industries, Inc. for the years ended July 31, 1997 and 1996 and the Consolidated Balance Sheet and Statements of Operations of R.P. Industries, Inc. for the three months ended October 31, 1997 were included as an Exhibit to such Form 8-K. In addition, a pro forma statement of operations for the years ended December 31, 1996 and the nine month period ended September 30, 1997, and a pro forma balance sheet as of September 30, 1997 were included as an exhibit to such Form 8-K.

     SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities
Exchange Act of 1934, United Shields Corporation, the Registrant, has duly caused this report on Form 10-KSB dated April 15, 1998 to be signed on its behalf by the undersigned, thereunto duly authorized.

                              United Shields Corporation

Date: April 15, 1998          By:     /s/ T.J. TULLY
                                 ------------------------
                                          T.J. Tully

                     POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints T.J. Tully, Chairman and Chief Executive Officer of United Shields Corporation, his or her true and lawful attorney-in-fact and agent, with full power of substitution, and with power to act alone, to sign and execute on behalf of the undersigned any amendment or amendments to this report on Form 10-KSB, and to perform any acts necessary to be done in order to file such amendment or amendments, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission and each of the undersigned does hereby ratify and confirm all that said attorney-in-fact and agent, or his substitutes, shall do or cause to be done by virtue hereof.

     In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Principal Executive Officer:                           Date:


/s/ T.J. TULLY                Chairman and          April 15, 1998
T.J. Tully                    Chief Executive
                              Officer

Principal Financial and
Accounting Officer:


/s/ BEVERLEY R. GILL          Chief Financial       April 15, 1998
Beverley R. Gill              Officer


Directors:


/s/    T.J. TULLY             Director              April 15, 1998
T.J. Tully


/s/ ANTHONY G. COVATTA        Director              April 15, 1998
Anthony G. Covatta

                      CONTENTS

                                                     Page
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS     3


FINANCIAL STATEMENTS

  CONSOLIDATED BALANCE SHEETS                          4

  CONSOLIDATED STATEMENTS OF OPERATIONS                5

  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)         6

  STATEMENTS OF CASH FLOWS                             7

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS           8

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders
United Shields Corporation

We have audited the accompanying consolidated balance sheets of United Shields Corporation (a Nevada Corporation) as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of United Shields Corporation as of December 31, 1997 and 1996, and the results of its operations and its consolidated cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

GRANT THORNTON LLP




Cincinnati, Ohio
March 11, 1998, except for Notes D, F and M as to which the date is April 2, 1998

                      United Shields Corporation

                      CONSOLIDATED BALANCE SHEETS
                             December 31,


     ASSETS                            1997           1996
CURRENT ASSETS
  Cash                          $     512,839     $     107
  Accounts receivable:
    Trade, net                      1,375,475           -
    Other                              45,247         6,955
  Inventory                         1,424,661           -
  Prepaid expenses                    101,701           -
  Refundable income taxes             123,440           -
                                -------------     ---------
     Total current assets           3,583,363         7,062

Property, plant and equipment,
     at cost:
  Land                                224,045           -
  Machinery and equipment           3,435,526           -
  Office furniture and fixtures       106,482           -
  Vehicles                             21,850           -
  Building improvements             1,415,956           -
                                -------------     ---------
                                    5,203,859           -
  Less accumulated depreciation         1,915           -
                                -------------     ---------
     Net property, plant and
         equipment                  5,201,944           -

Other assets:
  Deposits                             58,647           -
  Cash surrender value of life
    insurance policies, net of
    policy loans                    1,030,365           -
  Investment in potential
     acquisitions (non-refundable)    540,000           -
  Other                                 1,403           -
  Goodwill and other intangible
     assets, net                    5,347,940        81,667
                                -------------     ---------
     Total other assets             6,978,355        81,667
                                -------------     ---------

     TOTAL ASSETS                 $15,763,662       $88,729
                                =============     =========
     LIABILITIES                          1997           1996

CURRENT LIABILITIES
  Capital lease obligation
    current portion                $     121,635     $      -
  Notes payable                             -            79,919
  Accounts payable                     2,146,478        213,368
  Accrued expenses                       455,892         11,831
  Accrued income taxes                    55,945            -
                                   -------------     ----------
     Total current liabilities         2,779,950        305,118


Deferred compensation                    625,357            -
Capital lease obligations                140,895            -
Long-term debt                         8,278,081            -
                                   -------------     ---------
     Total liabilities                11,824,283       305,118


STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock   authorized
    33,050,000 shares without par
    value; issued and outstanding
    11,530,100 and 9,215,640 at
    December 31, 1997 and 1996,
    respectively                         115,301        63,102
  Common stock paid for but not
    yet issued   415,176 and 105,735 at
     December 31, 1997 and 1996,
     respectively, no par value        1,594,166       133,000
  Paid in capital                      4,238,236            -
  Accumulated deficit                 (2,008,324)     (412,491)
                                     -----------    ----------
     Total in stockholders' equity
       (deficit)                       3,939,379      (216,389)
                                     -----------    ----------
     TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY          $15,763,662     $  88,729
                                     ===========    ==========








The accompanying notes are an integral part of these statements.

                       United Shields Corporation
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                                            For the years ended December 31,
                                         1997            1996              1995

Net sales                         $     632,664    $          -       $          -

Cost of sales                           572,333               -                  -
                                  -------------    -------------      -------------

     Gross profit                        60,331               -                  -
Operating expenses:
  Selling, general and administrative 1,581,638          362,532             17,626
                                  -------------    -------------      -------------
     Loss from operations            (1,521,307)        (362,532)           (17,626)
Other (income) expense:
  Interest income                        (3,083)              -                  -
  Interest expense                       77,370            8,705              2,222
  Other                                     239               -                  -
                                  -------------    -------------      -------------
    Total other expense                  74,526            8,705              2,222

     Loss before income taxes        (1,595,833)        (371,237)           (19,848)

Provision for income taxes                   -                -                  -
                                  -------------    -------------      -------------
     NET LOSS                      $ (1,595,833)     $  (371,237)      $    (19,848)
                                   ============      ===========       ============
Weighted average share outstanding:

  Basic                              10,516,268        8,924,287          3,736,461
                                   ============      ===========       ============
  Diluted                            10,516,268        8,924,287          3,736,461
                                   ============      ===========       ============
Net loss per common share:
  Basic                                   $(.15)           $(.04)             $(.01)
                                          =====            =====              =====
  Diluted                                 $(.15)           $(.04)             $(.01)
                                          =====            =====              =====
The accompanying notes are an integral part of these statements.


                                  United Shields Corporation

                         STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                  For the years ended December 31,

                                                              Common
                                                    Paid  stock paid for
                                       Common         in    but not yet   Accumulated
                                       stock     capital      issued        deficit     Total
Balance at January 1, 1995          $     -    $     -    $     -      $  (21,406)   $  (21,406)
8,902,887 shares of common stock
  issued in exchange for $ 35,002     35,002         -          -              -         35,002
Net loss during the development
  stage                                   -          -          -         (19,848)      (19,848)
                                    --------   --------    --------     ---------     ---------
Balance at December 31, 1995          35,002         -          -         (41,254)       (6,252)
312,753 shares of common stock
  issued at estimated value           28,100         -          -              -         28,100
Common stock paid for but not yet
  issued - 105,735 shares of common
  stock                                   -          -     133,000             -        133,000
Net loss during the development stage     -          -          -        (371,237)     (371,237)
                                    --------   --------    --------     ---------     ---------
Balance at December 31, 1996          63,102         -     133,000       (412,491)     (216,389)
324,360 shares of common stock
  issued in private offering         407,965         -    (133,000)            -        274,965
1,133,384 shares of common stock
  issued or to be issued for
  completed and potential
  acquisitions                     3,620,000         -     773,536             -      4,393,536
1,050,100 shares of common stock
  issued in connection with
  reverse acquisition                     -          -          -              -             -
Common stock paid for but not
  yet issued - 221,792 shares
  of common stock                         -          -     820,630             -        820,630
250,000 warrants issued in connection
  with capital lease transaction          -     262,470         -              -        262,470
Adjust common stock to reflect stated
  value of $.01 per share         (3,975,766) 3,975,766         -              -             -

Net loss                                  -          -          -      (1,595,833)   (1,595,833)
                                    --------   --------    --------     ---------     ---------
Balance at December 31, 1997     $   115,301 $4,238,236 $1,594,166    $(2,008,324)   $3,939,379
                                 =========== ========== ==========    ===========    ==========

The accompanying notes are an integral part of these statements.
/TABLE

                                   United Shields Corporation
                                    STATEMENTS OF CASH FLOWS
                                 For the years ended December 31,
                                                     1997           1996          1995
Net cash flows provided by (used in) operating
  activities:
  Net loss                                     $ (1,595,833)     $(371,237)     $(19,848)
  Adjustments to reconcile net loss to net
  cash flows from operating activities:
    Amortization and depreciation                   125,091         20,000        13,333
    Stock issued for compensation                        -          28,100            -
    Changes in working capital accounts,
    net of effects of subsidiary companies purchased:
      Accounts receivable                           259,185         (6,955)           -
      Inventory                                    (174,474)            -             -
      Prepaid expenses                              (33,762)            -             -
      Income taxes                                   (9,687)            -             -
      Deposits                                      (44,227)            -             -
      Accounts payable                              438,748        213,368            -
      Accrued liabilities                           129,670          8,705         2,222
                                                -----------      ---------      --------
     Net cash used in operating activities         (905,289)      (108,019)       (4,293)
Cash flows used in investing activities:
  Capital expenditures                              (28,051)            -             -
  Acquisition of marketing agreement                     -              -       (110,000)
  Investment in potential acquisitions
    (non-refundable)                               (120,000)            -             -
  Acquisition of subsidiary companies, net
    of cash acquired                             (7,678,306)            -             -
  Proceeds from sale of equipment in connection
    with sale/leaseback                             500,000             -             -
                                                -----------      ---------      --------
     Net cash used in investing activities       (7,326,357)            -       (110,000)
Cash flows provided by (used in) financing
  activities:
  Borrowings on debt                              8,486,162         73,119        99,257
  Payments on debt                                 (837,415)      (109,959)       (8,000)
  Net proceeds from issuance of stock               275,000             -         35,002
  Proceeds from stock paid for not yet issued       820,631        133,000            -
                                                -----------      ---------      --------
     Net cash provided by financing activities    8,744,378         96,160       126,259
                                                -----------      ---------      --------
Net increase (decrease) in cash                     512,732        (11,859)       11,966
Cash at beginning of period                             107         11,966            -
                                                -----------      ---------      --------
Cash at end of period                         $     512,839    $       107     $  11,966
                                              =============    ===========     =========
Supplemental non cash disclosures:
  Increase in equipment under capital lease   $     525,000    $        -      $      -
                                              =============    ===========     =========
  Increase in capital lease obligation        $     262,530    $        -      $      -
                                              =============    ===========     =========
  Stock issued for investment in potential
    acquisition                               $     420,000    $        -      $      -
                                              =============    ===========     =========
  Increase in paid in capital for issuance
    of warrants                               $     262,470    $        -      $      -
                                              =============    ===========     =========
Acquisition of subsidiary companies:
  Assets acquired, including goodwill         $  14,691,276    $        -             -
  Liabilities assumed                            (3,039,470)            -             -
  Common stock issued                            (3,973,500)            -             -
                                              -------------    -----------     ---------
     Net cash paid                            $   7,678,306    $        -      $      -
                                              =============    ===========     =========

The accompanying notes are an integral part of these statements.
/TABLE

                    United Shields Corporation

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    December 31, 1997 and 1996


NOTE A   COMPANY DESCRIPTION

     United Shields Corporation (the Company) is a holding company which operates two subsidiaries. The HeaterMeals Company (HeaterMeals), located in Cincinnati, assembles, markets and distributes portable electrochemical heaters and packaged food products incorporating such heaters. RP Industries of Ohio, Inc.
(RP) is engaged primarily in the production of injection molded plastic components. RP has plants located in Virginia and North Carolina.

     Prior to 1997, the Company was a development stage enterprise. In February 1997, Capital 2000, Inc. (a public development stage enterprise) acquired all of the outstanding shares of the Company in exchange for restricted shares of common stock of Capital 2000, Inc. (the Exchange) pursuant to a Share Exchange Agreement between Capital 2000, Inc. and the Company. Capital 2000, Inc. exchanged 9,540,000 shares of common stock for all of the Company's issued and outstanding 6,000,000 shares of common stock. For accounting purposes, the Exchange was treated as a recapitalization of the Company where the Company is the accounting acquiror. All periods have been restated to give the effect of the recapitalization. The historical statements for 1996 and 1995 are those of the Company. Pro forma information is not presented since this combination is not considered to be a business combination. In connection with the Exchange, the directors and officers of the Company became the directors and officers of Capital 2000, Inc. Also, Capital 2000, Inc. changed its name to United Shields Corporation. After the Exchange, the Company's shareholders own approximately 90% of the outstanding common stock of Capital 2000, Inc.


NOTE B   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     1.  Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, since acquisition, HeaterMeals and RP. All significant intercompany transactions have been eliminated.

     2.  Revenue Recognition

     Sales and related cost of goods sold are recognized upon shipment to the customers.

     3.  Goodwill and Other Intangible Assets

     Goodwill is amortized using the straight-line method over a period of fifteen years. In accordance with SFAS No. 121, Accounting for The Impairment of Long-Lived Assets, the Company evaluates its goodwill on an ongoing basis to determine potential impairment by comparing the carrying value to the undiscounted estimated expected future cash flows of the related assets. Other intangible assets are amortized using the straight-line method over periods up to six years.

     4.  Receivables

     The Company values its accounts receivable on the reserve method. The reserve balance was immaterial for the years ended
December 31, 1997 and 1996.

     5.  Property, Plant and Equipment

     Property, plant and equipment are stated at cost. Depreciation of plant and equipment is computed using the straight-line method over a 30 year period for plant and 3-10 year periods for equipment. Expenditures for repairs and maintenance are charged to expense as incurred and additions and improvements that significantly extend the lives of assets are capitalized. Upon sale or retirement of depreciable property, the cost and accumulated depreciation are removed from the related accounts and any gain or loss is reflected in the results of operations.

     6.  Income Taxes

     Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.

     7.  Inventories

     Inventories are stated at the lower of FIFO (first-in, first-out) cost or market.

     8.  Advertising Costs

     Advertising costs are charged to expense as incurred.
Expenses are minimal for the three fiscal years ended December 31, 1997.

     9.  Use of Estimates in Financial Statements

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

     10.  Net Loss Per Share

     The Company has adopted Statement of Financial Accounting
Standards No. 128, Earnings per Share (SFAS No. 128).

     The Company's basic net loss per share amount has been computed by dividing net loss by the weighted average number of outstanding common shares. The Company's diluted net loss per share has been computed by dividing net loss by the weighted average number of outstanding common shares and common share equivalents relating to stock warrants, when diluted. For the year ended December 31, 1997, no common stock equivalents were included in the computation of diluted net earnings per share. Warrants to purchase 250,000 shares of common stock with an exercise price of $4 were outstanding at December 31, 1997, but were excluded from the computation because their exercise price was greater than the average market price of the common shares during 1997.

     11.  Fair Value of Financial Instruments

     The carrying value of financial instruments approximates fair market value.

     12.  New Pronouncements

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (SFAS No. 130), with an effective date for fiscal years beginning after December 15, 1997. SFAS No. 130 establishes standards for the reporting of comprehensive income in a company's financial statements. Comprehensive income includes all changes in a company's equity during the period that result from transactions and other economic events other than transactions with its stockholders. The Company does not believe the additional disclosure will be material to the financial statements.

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS No.
131), with an effective date for fiscal years beginning after December 15, 1997. A reportable segment, referred to as an operating segment, is a component of an entity about which separate financial information is produced internally, that is evaluated by the chief operating decision-maker to assess performance and allocate resources. The Company does not believe that adoption will have a significant effect on the financial statements.


NOTE C   INVENTORIES

     Inventories as of year-end consisted of the following:

                                   1997          1996

          Raw materials      $  806,979     $       -
          Work-in-process        44,336             -
          Finished goods        573,346             -
                             ----------     ---------
                             $1,424,661     $       -
                             ==========     =========

NOTE D   GOODWILL AND OTHER INTANGIBLE ASSETS

     Goodwill and other intangible assets consist of the following at December 31, 1997 and 1996, net of accumulated amortization of $15,418 and $33,333, respectively:

                                      1997        1996

          Goodwill              $5,347,940     $     -
          Marketing agreement            -      81,667
                                ----------     -------
                                $5,347,940     $81,667
                                ==========     =======

     In 1997 the Company acquired all of the assets and liabilities of The HeaterMeals Company, a privately held manufacturer of portable electrochemical heaters and packaged food products incorporating such heaters and R.P. Industries, Inc., a privately held manufacturer of injection molded plastic component parts. The Company recorded goodwill of $1,516,687 and $3,796,671 in connection with those acquisitions, respectively.

     The Company has obtained, indirectly, from In-Flo Liquid Dispensing Corporation (In-Flo) the exclusive world-wide marketing rights to sell a collapsible plastic bottle. The Company was assigned the marketing rights and related sales agreement by a related party which is owned by two of the majority shareholders of the Company. The Company paid $115,000 for these rights which was the cost to the related party. The value of these rights was written-off at December 31, 1997 as the Company's rights are now non-exclusive. The agreement with In-Flo requires minimum purchase commitments of bottles during each of the contract years as specified in the agreement in order to maintain exclusive rights to sell the collapsible bottle. The purchase price of the bottles is defined in the agreement based on raw material costs and margin.

     The Company has also committed to pay the related party an amount equal to $.04 for each collapsible bottle sold by the Corporation for the first five million bottles sold, up to a maximum of $200,000.

     On March 26, 1998, the Company received notice from In-Flo that it believes the Company was in default of the above agreement as the Company had not made any bottle purchases as of January 31, 1998. In-Flo has stated that it has the right to terminate the agreement and the right to demand liquidated damages in the amount of CDN $3,225,000 (approximate U.S. $2,206,000). The Company disagrees with In-Flo on the interpretation of the agreement and believes the failure to purchase the minimum bottle requirements results only in the loss of exclusivity. In-Flo has stated, however, that it does not intend to demand the liquidated damages as the two parties are currently discussing amending the agreement.

NOTE E   INVESTMENT IN POTENTIAL ACQUISITIONS (NON-REFUNDABLE)

     The Company has issued letters of intent for two potential acquisitions. In connection with these letters of intent, the Company made deposits and issued stock to the sellers of the potential acquisitions. These payments are to be applied to the purchase price of the acquisitions upon closing. At December 31, 1997 deposits of $120,000 and 140,000 common shares of the Company have been paid to the sellers. Substantially all deposits are non refundable in the event of default of the Company. $65,000 of the deposits is refundable if an acquisition is not completed as intended.

NOTE F   DEBT

     Debt consists of the following:                1997      1996

          Note payable to merchant banker
          (stockholder of the Company),
          principally at 12% interest, due
          September 30, 1999, collateralized
          by 3,000,000 common shares of the
          Company pledged by other
          stockholders                        $3,727,081   $79,919

          Revolving line of credit             4,551,000        -
                                              ----------   -------
                                              $8,278,081   $79,919
                                              ==========  ========

     The note payable to merchant banker was amended on March 30, 1998. Previously, this note payable was due on demand. The note payable is now due in full on September 30, 1999. The amended note includes a provision that, if the Company obtains third party financing or generates net cash flows in excess of $50,000, the merchant banker has the right to demand payment equal to 80% of the third party financing or net cash flows. The amended terms have been reflected in the financial statements as of December 31, 1997.

     The Company has a maximum revolving line of credit of $6,000,000 of which $4,551,000 is outstanding at December 31, 1997. The maximum amount available to the Company is based upon a percentage of eligible receivables, inventory and manufacturing equipment of the Company's RP subsidiary. The maximum amount available is also reduced on a quarterly basis by a predetermined dollar amount. The revolving line of credit incurs interest at the lower of prime plus .75% or LIBOR plus 3.5%. The interest rate at December 31, 1997 is 9.22%. Principal and interest are due in full in April 2000. Substantially all assets of RP are pledged as collateral.

     The line of credit is subject to a loan agreement which contains certain operating and financial covenants. At December 31, 1997 the Company violated certain financial covenants concerning net worth and ratio of total liabilities to net worth. The Company has obtained waivers from the bank for violation of these covenants.

NOTE G   LEASE OBLIGATIONS

     In December 1997, the Company entered into a sale/leaseback transaction for the equipment located at its HeaterMeals subsidiary. The leaseback of the equipment has been accounted for as a capital lease. The amount recorded for the equipment under the capital lease ($525,000) represents the present value of the minimum lease payments, using the Company's incremental borrowing rate. Depreciation of the equipment will begin in January 1998.

     In connection with this transaction, 250,000 warrants were also issued to the leasing company. These warrants are exercisable immediately at $4 per share for a period of up to 5 years. The total proceeds received under the sale/leaseback transaction were $500,000 and the proceeds were allocated to the capital lease obligation and the warrants based upon their relative fair values. Additionally, the Company has agreed to repurchase the equipment at lease termination for $25,000. As a result, a value of $262,470 was allocated to the warrants and recorded as paid in capital at December 31, 1997. The capital lease obligation was valued at $262,530. The amount allocated to the warrants has been treated as a discount on the capital lease obligation and will be amortized as additional interest expense over the term of the lease.

     The following is a schedule of future minimum lease payments under the capital lease, together with the present value of the lease payments as of December 31, 1997, after giving effect to the value assigned to the warrants:

          1998                                    $389,240
          1999                                     219,620
                                                  --------
          Total minimum lease payments             608,860

          Less:     Executory costs                 33,048
          Less:     Interest at Company's
                    incremental borrowing rate      50,812
                                                   -------
          Present value of minimum lease payments  525,000
          Less:     Proceeds allocated to warrants 262,470
                                                   -------
                                                   262,530
          Less:     Current portion of capital
                    lease obligation               121,635
                                                   -------
          Long-term portion of capital
          lease obligation                        $140,895
                                                  ========

     The Company leases facilities and equipment under operating leases. The leases expire on various dates through February 2002. The future minimum lease payments are as follows:

          1998                                 $   248,017
          1999                                     246,258
          2000                                     239,920
          2001                                     239,959
          2002                                      54,156
                                                ----------
                                                $1,028,310
                                                ==========

     Total rent expense was approximately $47,940 and $0 in 1997 and 1996, respectively.

NOTE H   INCOME TAXES

     The net deferred tax components consisted of the following:

                                            1997          1996
     Deferred tax liabilities:
       Depreciation                $      (3,826)     $     -

     Deferred tax assets:
       Start-up costs                    112,198       140,247
       Deferred compensation             244,940            -
       AMT credit carryforward            33,463            -
       Tax credit carryforward           343,371            -
       Net operating loss carryforward   785,820            -
       Other                             214,528            -
                                    ------------      --------
                                       1,734,320       140,247
     Valuation allowance              (1,730,494)     (140,247)
                                    ------------      --------
                                           3,826            -
                                    ------------      --------
     Net deferred tax components   $          -       $     -
                                    ============       =========

     For tax reporting purposes, the Company has approximately $33,000 of alternative minimum tax (AMT) credits available for an indefinite period. The regular net operating loss of approximately $2,311,000 can be carried forward and used to reduce future taxable income through 2012. Additionally, tax credits of approximately $343,000 can be carried forward and these credits begin to expire in the 2005 at a rate of approximately $48,000 per year. The utilization of credits and losses will be limited due to federal tax law involving greater than 50% ownership changes and consolidated return regulations.

     The valuation allowance, which increased by approximately $1,590,000 in 1997, is required due to the uncertainty of realizing the net deferred tax asset through future operations. Approximately $1,082,000 of the valuation allowance relates to deferred tax assets of the acquired subsidiaries of the Company. Any subsequently recognized tax benefits will be allocated to reduce goodwill.


NOTE I   BUSINESS AND CREDIT CONCENTRATIONS

     Sales to two companies approximated 65% of the Company's net sales for 1997. The Company's 1997 sales were derived solely from the HeaterMeals Subsidiary. A loss of one or more of the Company's major customers could have a material adverse impact on the Company's consolidated financial position or results of operations.

     The Company generally grants credit based upon the customer's financial position.

NOTE J   ACQUISITIONS

     In November 1997, the Company acquired all of the assets and liabilities of HeaterMeals, a Cincinnati based privately held manufacturer of portable electrochemical heaters and packaged food products incorporating such heaters. The purchase price consisted of $2,000,000 in cash. The acquisition was accounted for as a purchase, accordingly the purchase price was allocated to the assets and liabilities based on their estimated value as of the date of acquisition. The results of HeaterMeals' operations are included in the consolidated statement of operations from the date of the acquisition.

     On December 31, 1997, the Company acquired all of the assets and liabilities of RP, a Virginia based privately held manufacturer of injection molded plastic component parts. The purchase price consisted of $6,100,000 in cash and 993,384 unregistered shares of the Company's common stock with an approximate value of $3,974,000. The acquisition was accounted for as a purchase. The price of the stock to the acquiring shareholders was used to value the assets and liabilities. The results of RP's operations will be included in the consolidated statement of operations from the date of the acquisition.

     The following table summarizes, on an unaudited pro forma basis, the estimated combined results of the Company, HeaterMeals and RP assuming the acquisitions had occurred on January 1, 1996. These results include certain adjustments, primarily goodwill amortization and interest expense, and are not necessarily indicative of what results would have been had the Company owned HeaterMeals and RP during the periods presented:

                                            1997            1996

          Net sales                  $14,657,497     $16,095,809
          Net loss                   $ (3,787,835)   $ (1,613,552)

          Net loss per common share:
            Basic                          $(.33)          $(.16)
            Diluted                        $(.33)          $(.16)


NOTE K   BUSINESS SEGMENTS

     The Company's operations have been classified into two business segments: plastics injection molding and portable electrochemical heaters. The Company entered the plastics injection molding segment through the purchase of RP on December 31, 1997. All sales, operating loss, depreciation and capital expenditures for 1997 were due to the portable electrochemical heaters segment and corporate charges.

     Identifiable assets at December 31, 1997 are as follows:

          Portable electrochemical heaters     $  3,172,681
          Plastics injection molding             11,976,204
          Corporate                               4,477,317
          Eliminations                           (3,862,540)
                                               ------------
          Consolidated                          $15,763,662
                                               ============

NOTE L   CONTINGENCIES

     The Company is involved in litigation and other matters which involves routine matters incident to the Company's business. In the opinion of management, the ultimate disposition of such litigation and matters will not have a material effect upon the Company's financial statements.


NOTE M   SUBSEQUENT EVENTS

     As of March 11, 1998, 56,250 shares of the Company's stock have been sold through a private offering for consideration of $225,000.

     Effective March 30, 1998, the Company issued 500,000 warrants to a merchant banker in connection with the amendment of a note payable (see Note F). These warrants are exercisable immediately at $4 per share for a period of up to 5 years. The total value of the note payable will be allocated to the note payable and warrants based upon their relative fair value. The value allocated to the warrants, approximately $900,000, will be recorded as paid in capital and the present value of the note payable will be reduced accordingly.

     The Company has informed one of its acquisition candidates, Master Molders, Inc. (Master Molders) a South Carolina based manufacturer of plastic industrial parts that it believes that Master Molders has suffered a material adverse change as a result of the loss of a major customer, which material adverse change constitutes a condition to the Company's obligation to close. Master Molders informed the Company on April 2, 1998 that Master Molders believes the Company has defaulted under a definitive agreement whereby the Company would acquire the outstanding stock of Master Molders. The Company believes that the deposits of cash and common shares of the Company paid to Master Molders (Note E) will be returned to the Company under the definitive agreement. The Company is currently considering its response in an effort to reach a resolution of this dispute, including the possibility of completing the acquisition under a proposed modification to the definitive agreement.

                                                  Exhibit 3.2













                             BY-LAWS
                               OF
                    UNITED SHIELDS CORPORATION
                     (a Colorado Corporation)

          (Adopted May 19, 1997, Amended July 14, 1997,
                   Amended February 13, 1998)


                          ARTICLE I

Shareholders

     Section 1.1 Annual Meetings. An annual meeting of stockholders shall be held for the election of directors at such date, time and place, either within or without the State of Colorado as may be designated by resolution of the Board of Directors. Any other proper business may be transacted at the annual meeting.

     Section 1.2 Special Meetings. Special meetings of stockholders for any purpose or purposes, may be called at any time by the Board of Directors, or by a committee of the Board of Directors which has been duly designated by the Board of Directors and whose power and authority, as expressly provided in a resolution of the Board of Directors, includes the power to call such meetings, but such special meetings may not be called by any other person or persons.

     Section 1.3 Notice of Meetings. Whenever stockholders are required or permitted to take any action at a meeting, a written notice of the meeting shall be given which shall state the place, date and hour of the meeting, and, in the case of a special meeting, the purpose or purposes for which the meeting is called. Unless otherwise provided by law, the certificate of incorporation or these by-laws, the written notice of any meeting shall be given not less than ten nor more than sixty days before the date of the meeting to each stockholder entitled to vote at such meeting. If mailed, such notice shall be deemed to be given when deposited in the mail, postage prepaid and directed to the stockholder at his address as it appears on the records of the corporation.

     Section 1.4 Adjournments. Any meeting of stockholders, annual or special, may adjourn from time to time to reconvene at the same or some other place, and notice need not be given of any such adjourned meeting if the time and place thereof are announced at the meeting at which the adjournment is taken. At the adjourned meeting the corporation may transact any business which could have been transacted at the original meeting. If the adjournment is for more than thirty days, or if after the adjournment a new record date is fixed for the adjourned meeting, a notice of the adjourned meeting shall be given to each stockholder of record entitled to vote at the meeting.

     Section 1.5 Quorum. Except as otherwise provided by law, the certificate of incorporation of these by-laws, at each meeting of stockholders the presence in person or by proxy of the holders of shares of stock having a majority of the votes which could be cast by the holders of all outstanding shares of stock entitled to vote at the meeting shall be necessary and sufficient to constitute a quorum. In the absence of a quorum, the stockholders so present may, by majority vote thereof, adjourn the meeting from time to time in the manner provided in Section 1.4 of these by-laws until a quorum shall attend. Shares of its own stock belonging to the corporation or to another corporation, if a majority of the shares entitled to vote in the election of directors of such other corporation is held, directly or indirectly, by the corporation, shall neither be entitled to vote nor be counted for quorum purposes; provided, however, that the foregoing shall not limit the right of the corporation to vote stock, including but not limited to its own stock, held by it in a fiduciary capacity.
     Section 1.6 Organization. Meetings of stockholders shall be presided over by the Chairman of the Board, if any, or in his absence by the Vice Chairman of the Board, if any, or in his absence by the President, or in his absence by a Vice President, or in the absence of the foregoing persons by a chairman designated by the Board of Directors, or in the absence of such designation by a chairman chosen at the meeting. The Secretary shall act as secretary of the meeting, but in his absence the chairman of the meeting may appoint any person to act as secretary of the meeting.

     Section 1.7 Voting; Proxies. Except as otherwise provided by the certificate of incorporation, each stockholder entitled to vote at any meeting of stockholders shall be entitled to one vote for each share of stock held by him which has voting power upon the matter in question. Each stockholder entitled to vote at a meeting of stockholders may authorize another person or persons to act for him by proxy, but no such proxy shall be voted or acted upon after three years from its date, unless the proxy provides for a longer period. A duly executed proxy shall be irrevocable if it states that it is irrevocable and if, and only as long as, it is coupled with an interest sufficient in law to support an irrevocable power. A stockholder may revoke any proxy which is not irrevocable by attending the meeting and voting in persor4 or by filing an instrument in writing revoking the proxy or by filing another duly executed proxy bearing a later date with the Secretary of the corporation. Voting at meetings of stockholders need not be by written ballot and need not be conducted by inspectors of election unless so determined by the holders of shares of stock having a majority of the votes which could be cast by the holders of all outstanding shares of stock entitled to vote thereon which are present in person or by proxy at such meeting. At all meetings of stockholders for the election of directors a plurality of the votes cast shall be sufficient to elect. All other elections and questions shall, unless otherwise provided by law, the certificate of incorporation or these by-laws, be decided by the vote of the holders of shares of stock having a majority of the votes which could be cast by the holders of all shares of stock entitled to vote thereon which are present in person or represented by proxy at the meeting.

     Section 1.8 Fixing Date for Determining Stockholders of Record. In order that the corporation may determine the stockholders entitled to notice of or to vote at any meeting of stockholders or any adjournment thereof, or to express consent to corporate action in writing without a meeting, or entitled to receive payment of any dividend or other distribution or allotment of any rights, or entitled to exercise any rights in respect of any change, conversion or exchange of stock or for the purpose of any other lawful action, The Board of Directors may fix a record date, which record date shall not precede the date upon which the resolution fixing the record date is adopted by the Board of Directors and which record date: (1) in the case of determination of stockholders entitled to vote at any meeting of stockholders or adjournment thereof, shall, unless otherwise required by law, not be more than sixty nor less than ten days before the date of such meeting; (2) in the case of determining stockholders entitled to express consent to corporate action in writing without a meeting, shall not be more than ten days fi7om the date upon which the resolution fixing the record date is adopted by the Board of Directors; and (3) in the case of any other action shall not be more than sixty days prior to such other action. If no record date is fixed: (1) the record date for determining stockholders entitled to notice of or to vote at a meeting of stockholders shall be at the close of business on the day next preceding the day on which notice is given, or, if notice is waived, at the close of business on the day next preceding the day on which the meeting is held; (2) the record date for determining stockholders entitled to express consent to corporate action in writing without a meeting when no prior action of the Board of Directors is required by law shall be the first date on which a signed written consent setting forth the action taken or proposed to be taken is delivered to the corporation in accordance with applicable law, or, if prior action by the Board of Directors is required by law, shall be at the close of business on the day on which the Board of Directors adopts the resolution taking such prior action; and (3) the record date for determining stockholders for any other purpose shall be at the close of business on the day on which the Board of Directors adopts the resolution relating thereto. A determination of stockholders of record entitled to notice of or to vote at a meeting of stockholders shall apply to any adjournment of the meeting; provided, however, that the Board of Directors may fix a new record date for the adjourned meeting.

     1.09 Action by Consent of Stockholders. Unless otherwise restricted by the certificate of incorporation, any action required or permitted to be taken at any annual or special meeting of stockholders may be taken without a meeting, without prior notice and without a vote, if a consent in writing, setting forth the action so taken, shall be signed by the holders of outstanding stock having not less than the minimum number of votes that would be necessary to authorize to take such action at a meeting at which all shares entitled to vote thereon were present and voted. Prompt notice of taking of the corporate action without a meeting by less than unanimous written consent shall be given to those stockholders who have not consented in writing.


                         ARTICLE II

Board of Directors

     Section 2.1 Number; Qualifications. The property interests, business and transactions of the Corporation shall be managed and conducted by the Board of Directors which shall consist of not less than three (3), nor more than seven (7) persons, as shall be fixed from time to time by the Board of Directors, as hereinafter provided. The Board of Directors shall be elected annually by a ballot of the holders of the shares of the Corporation entitled to vote thereon for the term of one (1) year, and shall serve until the election and qualification of their successors, unless they sooner resign and are replaced as hereinafter provided. The number of directors may be fixed or changed from time to time within the range, set forth above, by the shareholders or the Board of Directors. Directors need not be shareholders.

     Section 2.2 Election; Resignation; Removal; Vacancies. At the annual meeting of shareholders, the shareholders shall elect directors, each of whom shall hold office for a term of one (1) year or until their successors are elected and qualified. Any director may resign at any time upon written notice to the Corporation. Such resignation shall take effect at the time specified therein; and unless otherwise specified therein, the acceptance of such resignation shall not be necessary to make it effective. Any newly created directorship or any vacancy occurring in the Board of Directors for any cause may be filled by the Board of Directors, or if the directors remaining in office constitute fewer than a quorum of the Board, they may fill the vacancy by the affirmative vote of the majority of all the directors remaining in office or the shareholders may fill the vacancy, and each director selected shall hold office until the expiration of the term of office of the director whom he has replaced or until his successor is elected and qualified.

     Section 2.3 Regular Meetings. Regular meetings of the Board of Directors may be held at such places within or without the State of Nevada and at such times as the Board of Directors may from time to time determine, and if so determined notices thereof need not be given.

     Section 2.4 Special Meetings. Special meetings of the Board of Directors may be held at any time or place within or without the State of Nevada whenever called by the President, any Vice President, the Secretary, or by any member of the Board of Directors. Notice of a special meeting of the Board of Directors shall be given by the person or persons calling the meeting at least twenty-four hours before the special meeting.

     Section 2.5 Telephonic Meetings Permitted. Members of the Board of Directors, or any committee designed by the Board of Directors, may participate in a meeting thereof by means of conference telephone or similar communications equipment by means of which all persons participating in the meeting can hear each other, and participation in a meeting pursuant to this by-law shall constitute presence in person at such meeting.

     Section 2.6 Quorum; Vote Required for Action. At all meetings of the Board of Directors a majority of the whole Board of Directors shall constitute a quorum for the transaction of business. Except in cases in which the certificate of incorporation or these by-laws otherwise provide, the vote of a majority of the directors present at a meeting at which a quorum is present shall be the act of the Board of Directors.

     Section 2.7 Organization. Meetings of the Board of Directors shall be presided over by the Chairman of the Board, if any, or in his absence by the Vice Chairman of the Board, if any, or in his absence by the President, or in his absence by a chairman chosen at the meeting. The Secretary shall act as secretary of the meeting, but in his absence the chairman of the meeting may appoint any person to act as secretary of the meeting.

     Section 2.8 Informal Action by Directors. Unless otherwise restricted by the certificate of incorporation or these by-laws, any action required or permitted to be taken at any meeting of the. Board of Directors, or of any committee thereof, may be taken without a meeting if all members of the Board of Directors or such committee, as the case may be, consent thereto in writing, and the writing or writings are filed with the minutes of proceedings of the Board of Directors or such committee.


                          ARTICLE III

Committees

     Section 3.1 Committees. The Board of Directors may, by resolution passed by a majority of the whole Board of Directors, designate one or more committees, each committee to consist of one or more of the directors of the corporation. The Board of Directors may designate one or more directors as alternate members
of any committee, who may replace     any absent or disqualified
member at any meeting of the committee. In the absence or disqualification of a member of the committee and the absence or unavailability of any alternate member of the committee, the member or members thereof present at any meeting and not disqualified from voting, whether or not he or they constitute a quorum, may unanimously appoint another member of the Board of Directors to act at the meeting in place of any such absent or disqualified member. Any such committee, to the extent permitted by law and to the extent provided in the resolution of the Board of Directors establishing such committee, shall have and may exercise all the powers and authority of the Board of Directors in the management of the business and affairs of the corporation, and may authorize the seal of the corporation to be affixed to all papers which may require it.

     Section 3.2 Committee Rules. Unless the Board of Directors otherwise provides, each committee designated by the Board of Directors may make, alter and repeal rules for the conduct of its business. In the absence of such rules each committee shall conduct its business in the same manner as the Board of Directors conducts its business pursuant to Article HI of these by-laws.

                         ARTICLE IV

Officers

     Section 4.1 Executive Officers; Election; Qualifications; Term of Office; Resignation; Removal; Vacancies. The Board of Directors shall elect a President, Secretary and Treasurer, and it may, if it so determines, choose a Chairman of the Board of a Vice Chairman of the Board from among its members. The Board of Directors may also choose one or more Vice Presidents, one or more Assistant Secretaries and one or more Assistant Treasurers. Each such officer shall hold office until the first meeting of the Board of Directors after the annual meeting of stockholders next succeeding his election, and until his successor is elected and qualified or until his earlier resignation or removal. Any officer may resign at any time upon written notice to the corporation. The Board of Directors may remove any officer with or without cause at any time, but such removal shall be without prejudice to the contractual rights of such officer, if any, with the corporation. Any number of offices may be held by the same person. Any vacancy occurring in any office of the corporation by death, resignation, removal or otherwise may be filled for the unexpired portion of the term by the Board of Directors at any regular or special meeting.

     Section 4.2 Powers and Duties of Executive Officers. The officers of the corporation shall have such powers and duties in the management of the corporation as may be prescribed by the Board of Directors and, to the extent not so provided, as generally pertain to their respective offices, subject to the control of the Board of Directors. The Board of Directors may require any officer, agent or employee to give security for the faithful performance of his duties.

                          ARTICLE V

Stock

     Section 5.1 Certificates. Every holder of stock shall be entitled to have a certificate signed by or in the name of the corporation by the Chairman or Vice Chairman of the Board of Directors, if any, or the President or a Vice President, and by the Treasurer or an Assistant Treasurer, or the Secretary or an Assistant Secretary, of the corporation, certifying the number of shares of stock owned by him in the corporation. Any or all of the signatures on the certificate may be a facsimile. In case any officer, transfer agent, or registrar who has signed or whose facsimile signature has been placed upon a certificate shall have ceased to be such officer, transfer agent, or registrar before such certificate is issued, it may be issued by the corporation with the same effect as if he were such officer, transfer agent, or registrar at the date of issue.

     Section 5.2 Lost, Stolen or Destroyed Stock Certificates; Issuance of New Certificates. The corporation may issue a new certificate of stock in the place of any certificate theretofore issued by it and alleged to have been lost, stolen or destroyed. The corporation may require the owner of the lost, stolen or destroyed certificate, or his legal representative, to give the corporation a bond sufficient to indemnify it against any claim that may be made against it on account of the alleged loss, theft or destruction of any such certificate or the issuance of such new certificate.


                           ARTICLE VI

Indemnification

     Section 6.1 Right to Indemnification. The corporation shall indemnify and hold harmless, to the full extent permitted by applicable law as amended or interpreted from time to time, any person who it may indemnify pursuant to such laws. The corporation shall be required to indemnify a person in connection with a proceeding initiated by such person only if the proceeding was authorized by the Board of Directors of the corporation.

Section 6.2 Prepayment of Expenses. The corporation shall pay the expenses incurred in defending any proceeding in advance of its final disposition, provided, however, that the payment of expenses incurred by a director or officer in advance of the final disposition of the proceeding shall be made only upon receipt of an undertaking by the director of officer to repay all amounts advanced if it should be ultimately determined that the director or officer is not entitled to be indemnified under this Article or otherwise.


     Section 6.3 Claims. If a claim for indemnification or payment of expenses under this Article is not paid in full within s@ days after a written claim therefor has been received by the corporation, the claimant may file suit to recover the unpaid amount of such claim and, if successful in whole or in part, shall be entitled to be paid the expense of prosecuting such claim. In any such action the corporation shall have the burden of proving that the claimant was not entitled to the requested indemnification or payment of expenses under applicable law.

     Section 6.4 Non-Exclusivity of Rights. The rights conferred on any person by this Article VI shall not be exclusive of any other rights which such person may have or hereafter acquire under any statute, provision of the certificate of incorporation, these by-laws, agreement, vote of stockholders or disinterested directors or otherwise.

     Section 6.5 Other Indemnification. The corporation's obligation, if any, to indemnify any person who was or is serving at its request as a director, officer, employee or agent of another corporation partnership, joint venture, trust, enterprise or non-profit entity shall be reduced by any amount such person may collect as indemnification from such other corporation, partnership, joint venture, trust, enterprise or non-profit enterprise.

     Section 6.6 Amendment or Repeal. Any repeal or modification of the foregoing provisions of this Article VI shall not adversely affect any right or protection hereunder of any person in respect of any act or omission occurring prior to the time of such repeal or modification.

                        ARTICLE VII

Miscellaneous

     Section 7.1 Fiscal Year. The fiscal year of the corporation shall be determined by resolution of the Board of Directors.

     Section 7.2 Seal. The corporate seal, if any, shall have the name of the corporation inscribed thereon and shall be in such form as may be approved from time to time by the Board of Directors.

     Section 7.3 Waiver of Notice of Meetings of Stockholders, Directors and Committees. Any written waiver of notice, signed by the person entitled to notice, whether before or after the time stated therein, shall be deemed equivalent to notice. Attendance of a person at a meeting shall constitute a waiver of notice of such meeting, except when the person attends a meeting for the express purpose of objecting, at the beginning of the meeting, to the transaction of any business because the meeting is not lawfully called or convened. Neither the business to be transacted at, nor the purpose of any regular or special meeting of the stockholders, directors, or members of a committee of directors need be specified in any written waiver of notice.

     Section 7.4 Interested Directors; Quorum. No contract or transaction between the corporation and one or more of its directors or officers, or between the corporation and any other corporation partnership, association, or other organization in which one or more of its directors of officers are directors or officers, or have a financial interest shall be void or voidable solely for this reasons, or solely because the director or officer is present at or participates in the meeting of the Board of Directors or committee thereof which authorizes the contract or transaction, or solely because his or their votes are counted for such purpose, if- (1) the material facts as to his or their relationship or interest and as to the contract or transaction are disclosed or are known to the Board of Directors or the committee, and the Board of Directors or committee in good faith authorizes the contract or transaction by the affirmative votes of a majority of the disinterested directors, even though the disinterested directors be less than a quorum; or (2) the material facts as to his relationship or interest and as to the contract or transaction are disclosed or are known to the stockholders entitled to vote thereon, and the contract or transaction is specifically approved in good faith by a vote of the stockholders; or (3) the contract or transaction is fair as to the corporation as of the time it is authorized, approved or ratified, by the Board of Directors, a committee thereof, or the stockholders. Common or interested directors may be counted in determining the presence of a quorum at a meeting of the Board of Directors or of a committee which authorizes the contract or transaction.

     7.5 Form of Records. Any records maintained by the corporation in the regular course of its business, including its stock ledger, books of account and minute books, may be kept on, or be in the form of, punch cards, magnetic tape, photographs, microphotographs, or any other information storage device, provided that the records so kept can be converted into a clearly legible form within a reasonable time. The corporation shall so convert any records so kept upon the request of any person entitled to inspect the same.

     7.6 Amendment of By-Laws. These by-laws may be altered or repealed, and new by-laws made, by the Board of Directors, but the stockholders may make additional by-laws and may alter and repeal any by-laws whether adopted by them or otherwise.
     Exhibit 21

     SUBSIDIARIES OF THE COMPANY

R.P. Industries of Ohio, Inc.

     Furniture Plastics of Forest City, Inc.
     Granville Plastics Company, Inc.
     R.P. Enterprises, Inc.
     R.P. Real Estate, Inc.
     Century Woods Limited Partnership (99% Partnership Interest held by R.P. Real Estate, Inc.)
     Richmond Plastics, Inc.

UNSC, Inc.

The HeaterMeals Company

     HeaterMeals, Inc.
     Zestotherm, Inc.