Form 10QSB
period 1998-04-03
UNITED SHIELDS CORP/OH/
filed 1998-05-20
CIK 808432

U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549
                         Form  10-QSB
(Mark One)
[ X ]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934.
 For the quarterly period ended April 3, 1998.

[    ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT.
 For the transition period from __________ to __________

                  Commission file number 33-11062-D

                      UNITED SHIELDS CORPORATION
(Exact name of small business issuer as specified in its charter)

    Colorado                         84-1049047
(State or other jurisdiction of    (IRS Employer
 incorporation or organization)   Identification No.)

    655 Eden Park Drive, Suite 260, Cincinnati, Ohio  45202
       (Address of principal executive offices)

 (513) 241-7470
 (Issuer's telephone number)
_________________________________________________________________
(Former name, former address and formal fiscal year, if changes since last report.)

Check whether the issuer (1) filed all reports required to be filed by Section 3 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.
Yes    X         No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
Check whether the registrant filed all documents and reports to be filed by sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes           No

APPLICABLE ONLY TO CORPORATE ISSUERS:
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
__________ shares as of ________________.

Transitional Small Business Disclosure Format (check one):

Yes       No   X


                      UNITED SHIELDS CORPORATION
                                 INDEX





                                                     Page No.

Item 1.  Financial Statements

Consolidated Balance Sheets for December 31,
     1997 and for the quarter ended April 3, 1998        3

Consolidated Statement of Operations for
     the quarter ended April 3, 1998 compared to
     the quarter ended March 31, 1997                    5

Consolidated Statement of Cash Flows for
     the quarter ended April 3, 1998 compared to
     the quarter ended March 31, 1997                    6

Notes to Consolidated Financial
 Statements                                              7

Item 2. Management's Discussion and Analysis of
Financial Condition and Results of Operations            8


Part II.  Other Information                             12

Item 2.  Changes in Securities                          12

Item 5.  Other Information                              13

Item 6.  Exhibits and Reports on Form 8-K               13

Signatures                                              14

                     United Shields Corporation
                     Consolidated Balance Sheet


                                       12/31/97            4/3/98




Current Assets:

  Cash                                 $   512,839     $    26,826
  Accounts receivable, net             $ 1,375,475     $ 1,453,885
  Other receivables                    $    45,247     $     5,162
  Inventory                            $ 1,424,661     $ 1,338,373
  Prepaid expenses and deposits        $   101,701     $   106,138
  Refundable income taxes              $   123,440     $   123,440
  Total current assets                 $ 3,583,363     $ 3,053,824

Property and Equipment, at cost

  Land                                 $   224,045     $   399,838
  Machinery & Equipment                $ 3,435,526     $ 3,436,612
  Office furniture and fixtures        $   106,482     $   111,171
  Vehicles                             $    21,850     $    21,851
  Building and leasehold improvements  $ 1,415,956     $ 1,253,069
                                       $ 5,203,859     $ 5,222,541
     Less accumulated depreciation     $    (1,915)    $ (161,148)
  Net property, plant and equipment    $ 5,201,944     $ 5,061,393

Other Assets:

  Deposits                             $    58,647     $    58,649
  Investments subsidiary               $    30,000     $    39,094
  Investment in Master Molders         $   510,000     $   511,390
  Cash surrender value in Life ins.    $ 1,030,365     $ 1,047,865
  Deferred income taxes                $     -         $    -
  Other                                $    1,403      $     6,395
  Goodwill, net                        $ 5,347,940     $ 5,258,550
    Total other assets                 $ 6,978,355     $ 6,921,943
       Total Assets                    $15,763,662     $15,037,160

                     United Shields Corporation
                     Consolidated Balance Sheet


                                       12/31/97            4/3/98


LIABILITIES & SHAREHOLDERS EQUITY

Current Liabilities:

  Current portion of long term debt    $   -          $     -
  Capital lease obligation-current     $   121,635    $   132,041
  Accounts payable                     $ 1,496,165    $ 1,608,571
  Accounts payable - In Flow           $   449,577    $   449,577
  Accrued interest                     $    82,910    $    82,910
  Accrued Taxes                        $    56,945    $    11,531
  Accrued & Other Current Liabilities  $   573,718    $   485,932
    Total current liabilities          $ 2,779,950    $ 2,770,562

  Note Payable L-T ILC                 $   -          $     -
  Note Payable L-T RH                  $ 3,727,081    $ 2,118,881
  Long Term Debt - First Union Bank    $ 4,551,000    $ 4,410,060
  Capital lease obligations            $   140,895    $    70,769
  Deferred compensation                $   625,357    $   625,357
    Total Liabilities                  $11,824,283    $ 9,986,541

Stockholders' Equity

  Common Stock                         $   115,301    $   120,015
  Additional paid in capital           $ 4,238,236    $ 7,085,247
  Retained Earnings                    $(2,008,324)   $(2,008,324)
  Stock Subscriptions                  $ 1,594,166    $   161,849
  Net Income                           $     -        $  (306,881)
    Total stockholders' equity         $ 3,939,379    $ 5,041,731

  Total liab'y. & stockholders equity  $15,763,662    $15,037,160

                     United Shields Corporation
                 Consolidated Statement of Operations
                        For the quarter ended:

                                       12/31/97            4/3/98


         ASSETS

Net sales                              $     -        $ 3,224,061

Cost of goods sold                     $     -        $ 2,579,939
  Gross Profit                         $     -        $   644,122

Operating expenses:
  Selling, general & admin.            $    43,658    $   550,467
  Depreciation                         $     -        $   159,232
  Amoritz'n.                           $     5,000    $    89,390
    Total operating expenses           $    48,658    $   799,089

    Operating income/(loss)            $   (48,658)   $  (154,967)

Other income/(expenses)
  Interest income                      $        28    $    18,595
  Loss from subsidiary                                $     -
  Interest expense                     $      -       $  (152,921)
  Other income or (expense)            $      -       $   (12,588)
  Gain/(loss) on sale/leaseback        $      -       $    (5,000)


  Earnings before inc. taxes           $   (48,630)   $  (306,881)
Income taxes                           $         0    $         0

  Net earnings                         $   (48,630)   $  (306,881)

Weighted avg # of shares outstanding   $10,590,100    $11,980,834

Net loss per common share              $     (0.01)   $     (0.03)

                             USC and Subsidiaries
                   Consolidated Statement of Cash Flows
                            For the quarter ended:

                                               April 3,  March 31,
                                                1998      1997
Cash flows from operating activities:
   Net Income (Loss)                          (306,881) (48,630)
   Adjust'ts to reconcile net inc. to net cash
     provided by operating activities:
     Depreciation and Goodwill amortization    248,622    5,000
    (Increase) decrease in accts. receivable   (38,325)
    (Increase) decrease in inventories          86,288
    (Increase) decrease in ppd exp and deposits (4,439)
    (Increase) decrease in other assets         (4,992)
    Increase (decrease) in accts. payable      112,406  232,768
    Increase (decrease) in accrued expenses   (132,200)
    Increase (decrease) in accts. payable
       stockholder                                      (15,200)
                                               -------- --------
NET CASH FROM OPERATING ACTIVITIES:            (39,521)(291,598)

Cash Flows from investing activities
    Net purchases of plant, property, & equip't. (18,682)   --
    Investment in Target Companies                (9,094)   --
    Investment in Master Molders                  (1,390)   --
    Increase in CSV of life insurance            (17,500)   --
                                                --------- -------
NET CASH FROM INVESTING ACTIVITIES               (46,666)   --

Cash from Financing Activities:
    Borrowings on notes payable stockholders      --       19,000
    Payments on notes payable                   (548,900)    --
    Principal reduction on notes payable        (140,940)    --
    Increase/(decrease) in capital lease         (59,720)    --
    Issued common stock & subscriptions          349,734  274,964
                                                --------- --------
NET CASH FROM FINANCING ACTIVITIES:             (399,826) 293,964


NET INCREASE/(DECREASE) IN CASH                 (486,013)   2,366

CASH AT BEGINNING OF THE YEAR                    512,839      107
                                               ---------- -------
CASH AT END OF THE PERIOD                         26,826    2,473
                                               ---------- -------
                                               ---------- -------

UNITED SHIELDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 3, 1998

1.   Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments
(consisting of only normal recurring accruals) necessary to present fairly the consolidated financial statements for the respective periods. Interim results are not necessarily indicative of results for a full year. The consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 1997.

2.    Change of Accounting Period

Effective January 1, 1998, the Company changed its accounting period from a calendar year-end to a 52/53 week fiscal year. All accounting periods will end on Friday. The year-end will always be the last Friday of the calendar year.

3.    Net Loss Per Share

The Company has adopted Statement of Financial Accounting
Standards No. 128, Earning per Share (SFAS No. 128).

The Company's basic and undiluted net loss per share amounts have been computed by dividing net loss by the weighted average number of outstanding common shares. There were no diluted securities outstanding at April 3, 1998 and March 31, 1997.

4.    Issuance of Shares by Private Placement

In the first quarter ending April 3, 1998, the Company sold 97,125 shares of its common stock at $4.00 per share. Total net proceeds of $349,733 were used to fund operations.

5.    Issuing of Warrants

Effective March 30, 1998, the Company issued 500,000 warrants to a merchant banker/stockholder in connection with the amendment of a note payable. These warrants are exercisable immediately at $4 per share for a period of up to 5 years. The total value of the note payable has been allocated to the note payable and warrants based upon the relative fair values. The value allocated to the warrants, $1,059,500, has been recorded as paid in capital and a reduction to notes payable.
6.     Contingencies

The Company is involved in litigation and other matters which involves routine matters incident to the Company's business. In the opinion of management, the ultimate disposition of such litigation and matters will not have a material effect upon the Company's financial statements.

7.     Subsequent Events

From April 4, 1998 through May 12, 1998, 59,825 shares of the
Company's stock have been sold through a private placement offering with net proceeds of $212,397.



Item 2.  Management's Discussion and Analysis of Financial
Condition and Results
of Operations.

Overview

     The Company operates as a holding and marketing company, acquiring operating companies engaged in blow molding and injection molding plastics businesses in a range of press capacities from 22 ton to 700 ton clamp pressure, providing a fully integrated company that can provide its customers with "one-stop shopping" for their blow molding and injection molding needs. Additionally, the Company intends to develop further its existing food and beverage packaging business. The Company is seeking potential acquisition candidates involved in blow molding and injection molding plastics manufacturing, production, packaging, and distribution that will complement the Company's business and increase the Company's asset and revenue base. Management expects that it is possible that during the second quarter of 1998, the Company will enter into letters of intent to acquire some of those companies. Acquisitions may involve a number of risks, some of which could have a material adverse effect on the Company's operations and financial results including, without limitation, whether the Company will have the ability to integrate several acquisitions at the same time successfully (if the Company is able to acquire several companies within a short period of time);
whether the Company can integrate businesses that may be diverse with respect to type of business, geographic area, or customer base; the risk of the diversion of management's attention among acquired businesses and in seeking additional acquisition opportunities; the risk of a dependence on retaining, hiring and training key personnel; and adverse short-term effects on operating results and amortization of acquired intangible assets.
There can be no assurance that the Company will be successful in consummating the acquisition of candidates or in integrating acquired businesses.

Plastics Division

     The Plastics Division currently is comprised of R.P. Industries of Ohio, Inc. ("RPI"). The Company has operations in Chester, Virginia and Oxford, North Carolina, with approximately 40 molding machines ranging in capacity from 22 tons to 700 tons of clamp pressure. The Company manufactures component parts and finished products primarily for original equipment manufacturers in the southeast and mid-Atlantic regions and markets in Indiana, Illinois and Canada. Secondary operations include hot stamping, sonic welding, pad printing, chemical bonding, heat transfer decal application, spray painting, drilling and assembly.

     The Company intends to continue acquiring operating companies engaged in the blow molding and injection molding industry in an effort to create a fully integrated company that can provide its customers with "one-stop shopping" for their blow molding and injection molding needs. The Company expects to target financially- sound acquisition candidates that have developed a unique process, design or product within the blow molding and injection molding industry. The Company believes that consolidation within such industry will occur as a result of what it believes is a trend of customers desiring to reduce the number of vendors they use. As the Company increases its holdings within the industry, it believes it will benefit from the ability to service a broad range of blow molding and injection molding needs adequately, thereby providing customers with an option currently not readily available within the industry. Additionally, by targeting acquisition candidates with a unique process, design or product, the Company believes it will be able to offer a unique range of plastics blow molding and injection molding services currently not available.

Food and Beverage Packaging

     The HeaterMeals Company ("HeaterMeals") manufactures and markets portable electrochemical heating devices and a line of shelf-stable meals with a patented self-heating device. The self-heating device is comprised of metallic alloy powder embedded with plastic that generates heat when activated by water, but is flameless, non-toxic and flexible in design. Since 1990, the Company has sold over 80 million flameless ration heaters ("FRH") to government contractors which incorporate the FRH into Meals-Ready-to-Eat, or MRE's, for the United States military. Since
1996, the Company has sold over 1.2 million shelf-stable meals under the trademark "HeaterMeals"(R). HeaterMeals(R) is an assortment of breakfast and dinner entrees packaged with the patented self-heating device, utensil pack and water activation pouch, distributed to truckstops throughout the United States, approximately 1200 grocery stores located in Kentucky, Ohio, Indiana and Michigan and various specialty retail outlets and catalogues. The Company intends to expand its marketing and sales of the HeaterMeals(R) brand by broadening the geographic distribution of the products, creating new meals for new target audiences where the convenience of the self-heating feature is important, developing direct marketing opportunities, and exploiting the self-heating technology in other commercial categories.

     Although not the only contemplated use for the Company's patented collapsible plastic bottle (the "Bottle"), the Company, through UNSC, Inc. ("UNSC"), owns marketing rights for the Bottle for retail/consumer sale of water and water-based beverages and pre-packed powdered instant drink mixes. The Bottle can be shipped and stored in its collapsible state and water or other liquids can be added manually, without the use of special equipment. The Company believes that the convenience of being able to add liquids to the Bottle at any stage in the sales and distribution chain will enable the Company to market the Bottle for a variety of uses. The Company believes that in addition to uses within the food and beverage industry, the Bottle may provide the medical industry with a clean, safe and inexpensive alternative to glass containers.

Financing Management's Plan of Operation

     The Company has borrowed funds from NAVICAP Corporation ("NAVICAP") to finance ongoing operations while the Company is seeking acquisition candidates and pursuing the necessary financing to complete those acquisitions. NAVICAP is a Cincinnati-based merchant banking firm which invests in various companies, including the Company. NAVICAP currently owns 1,274,220 shares of Common Stock of the Company. In addition, the directors and officers of NAVICAP own 243,270 shares of Common Stock. The
Company borrowed $85,000 from NAVICAP on December 12, 1995 pursuant to a promissory note, which was due and payable on March
31, 1997, and bears interest at the rate of 8% per annum. As of December 31, 1997, the principal balance due to NAVICAP on this note was $63,318.70. As of the date hereof, NAVICAP has not made a demand for payment. On May 22, 1997, the Company signed an open-ended promissory note with NAVICAP to borrow up to $3,000,000, with interest at 12% per annum, due on or before September 24, 1997. On December 1, 1997, the Company and NAVICAP amended this note to increase the principal amount to $3,500,000 and to make the note payable on demand. On December 31, 1997, the Company and NAVICAP amended and restated the note to permit the Company to borrow up to $4 million from NAVICAP. On March 30, 1998, the Company and NAVICAP again amended the note to provide for a maturity date of September 30, 1999, but NAVICAP reserved the right to call the note in the event that the Company receives third-party funding or has free cash flow in excess of $50,000, in which case NAVICAP may call the note to the extent of an amount equal to 80% of the third-party funding or free cash flow. The note bears interest at 12% per annum. This note has been secured by the pledge by Mr. T. J. Tully and certain of his family members of 3,000,000 shares of Common Stock. In connection with the note, the Company has granted NAVICAP a warrant to purchase 500,000 shares at an exercise price of $4.00 per share, exercisable at any time up to March 30, 2003. As of April 3, 1998, the principal due under the open-ended note was $2,118,681. The total interest due NAVICAP, including under both promissory notes, as of April 3, 1998, was $82,910.00. In addition, NAVICAP has advised the Company that it may continue to loan funds against the open-ended promissory note for the purpose of completing additional acquisitions.

     The following is a discussion of the results of operations for the quarter ended April 3, 1998, compared with the quarter ended March 31, 1997, and changes in financial condition during the first quarter of 1998.

Acquisitions

     The Company, in contemplation of a prospective acquisitions, is currently performing its due diligence on two injection molding companies. In addition, the Company is continuing its negotiations with the owners of Master Molders, Inc. to arrive at an agreement satisfactory to both parties.

Private Placement

     During the first quarter of 1998 the Company has sold 97,125 shares through a private placement, pursuant to Rules 506 of Regulation D, promulgated under the Securities Act of 1933, as amended, with net proceeds of $349,733. This brings the total shares sold in the current private placement program to 318,917 with total net proceeds of $1,179,891.

Net Sales and Net Income (Loss)

     United Shields Corporation did not own an operating company during the first quarter of 1997. Therefore, the operating results for the quarter ended April 3, 1998 represent the Company's first complete quarter of operations for USC with its wholly owned subsidiaries, HeaterMeals and RPI. Net sales for the first quarter ended April 3, 1998 were $3,224,061. HeaterMeals contributed net sales of $849,520, and RPI contributed net sales of $2,374,541. The first quarter net loss was ($306,886), which consists of USC net loss of ($266,977), HeaterMeals net loss of $105,182) and RPI net income of $65,273. EBITDA for the quarter ended April 3, 1998 was $76,067.

Operating Costs and Expenses

     United Shields Corporation did not own an operating company during the first quarter of 1997. Gross margin for the first quarter ended April 3, 1998 was 20.00%.

Net Interest Expense

     NAVICAP waived its interest charges for the first quarter of 1998, which provided a reduction of interest expenses in the amount of $106,773. This resulted in net interest expense of $5,000 compared to $75,827 in interest expense for the quarter ended March 31, 1997. The 1998 interest expense waived by NAVICAP was incurred due to borrowings for acquisitions and operations.

Tax Rate

     The tax rates for the quarter ended April 3, 1998 are zero due to current net losses.

Financial Condition

     The total current assets of the Company were $3,053,824 for the first quarter ended April 3, 1998, down $529,539 compared to $3,583,363 at December 31, 1997. Working capital was $283,262 on April 3, 1998, compared with $803,413 as of December 31, 1997. During the quarter the Company reduced its reporting liabilities to NAVICAP by $1,608,400. This was accomplished by issuing 500,000 five-year stock purchase warrants to NAVICAP, with a value of $1,059,500, and principal repayments of $548,900. However, the full amount still owed to NAVICAP is $3,178,181.

     Total stockholders' equity increased by $1,102,352 during the quarter ended April 3, 1998. The changes in stockholders equity were due to the following: a net loss of ($306,881), 500,000 stock purchase warrants issued to NAVICAP with a value of $1,059,500 and stock sold in the private placement with net proceeds of $349,733.

     United Shields Corporation is evaluating various financing options, including issuing debt and equity to finance future acquisitions.

PART II - Other Information

Item 2 - Change in Securities

     Issuance of Shares in Connection with the Acquisition of RPI. On October 22, 1997, the Company entered into a definitive agreement with RPI pursuant to which RPI received 993,384 shares of the Company's Common Stock to be distributed to RPI's shareholders on the date of the merger, December 31, 1997.

     Issuance of Warrants to NAVICAP. The Company has reduced its debt to NAVICAP in part by issuing 500,000 five-year stock purchase warrants to NAVICAP. On March 30, 1998 the Company issued 500,000 five-year stock purchase warrants, worth $1,059,500 to NAVICAP.

Item 5 - Other Information

      RPI entered into a Revolving Credit and Security Agreement, dated December 30, 1997 with First Union National Bank and certain guarantors named therein (the "Revolving Credit Agreement").
RPI's cash flow for the fiscal quarter ended April 3, 1998 was less than $175,000, which constituted an event of default, under the terms of the Revolving Credit Agreement.

     On May 5, 1998, RPI made a distribution of $190,000 to the Company, which also was an event of default under the Revolving Credit Agreement. This distribution has been repaid to RPI by the Company and the Company has negotiated an agreement with First Union National Bank, pursuant to which the default will be waived.

Item 6 - Exhibits

Exhibit 3.2     Bylaws of Registrant
Exhibit 10.1    Promissory Note to NAVICAP Corporation
Exhibit 10.2    Amendment to Revolving Credit and Security
                Agreement with First Union
Exhibit 27     Financial Data Schedule

                         Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                UNITED SHIELDS CORPORATION



Date   May 20, 1998        /s/ T.J. Tully
                               T.J. Tully
                               Chairman of the Board
                               and Chief Executive Officer

Date   May 20, 1998       /s/ Beverly R. Gill
                              Beverly R. Gill
                              Chief Financial Officer