Form 10QSB/A
period 1998-04-03
UNITED SHIELDS CORP/OH/
filed 1998-05-21
CIK 808432

U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549
                         Form  10-QSB/A
(Mark One)
[ X ]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934.
 For the quarterly period ended April 3, 1998.

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

                UNITED SHIELDS CORPORATION



Date   May 21, 1998        /s/ T.J. Tully
                               T.J. Tully
                               Chairman of the Board
                               and Chief Executive Officer

Date   May 21, 1998       /s/ Beverly R. Gill
                              Beverly R. Gill
                              Chief Financial Officer