Form 10QSB
period 1998-07-03
UNITED SHIELDS CORP/OH/
filed 1998-08-17
CIK 808432

U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549
                          Form  10-QSB
(Mark One)
[ X ]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934.

          For the quarterly period ended July 3, 1998.

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

APPLICABLE ONLY TO CORPORATE ISSUERS:
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
12,102,875 shares as of July 31, 1998.

Transitional Small Business Disclosure Format (check one):

Yes       No   X
                      UNITED SHIELDS CORPORATION
                              INDEX


Part I. Financial Information                            Page No.

    Item 1.  Condensed Financial Statements

         Consolidated Balance Sheets as of July 3, 1998 and December
31, 1997      3

         Consolidated Statements of Operations for the quarter ended
July 3, 1998
         compared to the quarter ended June 30, 1997 and for the
six-month period
         ended July 3, 1998 compared to the six-month period ended
June 30, 1997     5

         Consolidated Statement of Cash Flows for the six-month
period ended
         July 3, 1998 compared to the six-month period ended June
30, 1997                     6

         Notes to Consolidated Financial Statements      7

    Item 2. Management's Discussion and Analysis of Financial
Condition
     and Results of Operations     9


Part II.  Other Information      12

    Item 2.  Changes in Securities      12

    Item 4.  Submission of Matters to Vote of Security Holders
 12

    Item 5.  Other Information     12

    Item 6.  Exhibits and Reports on Form 8-K     13

Signatures      14
                         United Shields Corporation
                         Consolidated Balance Sheets

                                  (unaudited)     December 31,
                                    July 3,           1997

Current Assets:

    Cash                         $    146,336         512,839

    Accounts receivable, net        1,509,829       1,375,475

    Other receivables                  23,657          45,247

    Inventories                     1,280,188       1,424,661

    Prepaid expenses and deposits      35,757         101,701

    Refundable income taxes           111,827         123,440
                                    ---------       ---------
    Total Current Assets            3,107,594       3,583,363

Property and Equipment, at cost:

    Land                              399,838         224,045

    Machinery and equipment         3,484,446       3,435,526

    Office furniture and fixtures      71,834         106,482

    Vehicles                           21,850          21,850

    Building and leasehold
       improvements                 1,285,883       1,415,956
                                    ---------       ---------
                                    5,263,851       5,203,859

    Less accumulated depreciation    (320,240)         (1,915)
                                    ---------       ---------
    Net Property and Equipment      4,943,611       5,201,944

Other Assets:

    Deposits                           58,649          58,647

    Investment in potential
       acquisitions                   503,741         540,000

    Cash surrender value of life
       insurance                    1,065,365       1,030,365

    Goodwill, net                   5,169,160       5,347,940

    Other                               3,915           1,403
                                    ---------       ---------
    Total Other Assets              6,800,830       6,978,355
                                    ---------       ---------
      Total Assets              $  14,852,035      15,763,662
                                   ==========      ==========

The Notes to Consolidated Financial Statements are an integral part of this statement.
                        United Shields Corporation
                        Consolidated Balance Sheets



                                       (unaudited)      December 31,
                                     July 3, 1998        1997

Current Liabilities:

   Capital lease obligation -
      current                       $    181,742        121,635

   Accounts payable                    1,478,433      1,496,165

   Accounts payable - In Flow            449,577        449,577

   Accrued interest                      179,829         82,910

   Accrued taxes                          11,793         55,945

   Accrued and other current
      liabilities                        740,142        573,718

      Total Current Liabilities        3,041,516      2,779,950

   Notes payable - NAVICAP             2,145,764      3,727,081

   Long-term debt-First Union Bank     4,365,060      4,551,000

   Capital lease obligation               21,995        140,895

   Deferred compensation                 625,357        625,357

      Total Liabilities               10,199,692     11,824,283

Stockholders' Equity:

   Common stock                          121,021        115,301

   Additional paid in capital          7,466,077      4,238,236

   Retained deficit                   (2,934,755)    (2,008,324)

   Stock subscriptions                    ---         1,594,166

      Total Stockholders' Equity       4,652,343      3,939,379

Total Liabilities and Stockholders'
  Equity                           $  14,852,035     15,763,662



The Notes to Consolidated Financial Statements are an integral part of this statement.

                             United Shields Corporation
                       Consolidated Statements of Operations
                                   (unaudited)

                            Three Months Ended:    Six Months Ended:
                           ------------------    -----------------
                            July 3,                June 30,            July 3,             June 30,
                            1998                    1997              1998                1997
                         -----------            ----------         ---------           ---------
Net sales                $ 3,234,461                ---            6,458,522              ---
 Cost of goods sold        2,496,941                ---            5,076,880              ---
                          -----------           ----------         ----------           --------

   Gross profit              737,520                ---            1,381,642              ---

Selling, general and
  administrative expenses    862,858              76,131           1,661,947             124,789
                          -----------          ----------          ----------            --------

   Operating loss           (125,338)            (76,131)           (280,305)          (124,789)
Other income (expense):
   Interest expense,
     net                    (482,315)             (6,094)           (616,641)            (6,066)
   Other income (expense)    (11,897)               (925)            (29,485)              (925)
                          -----------           ----------         ----------           --------
Loss before income
      taxes                 (619,550)            (83,150)           (926,431)          (131,780)

Income taxes                   ---                  ---                ---                ---
                          -----------          ----------          ----------           --------

Net loss                 $  (619,550)            (83,150)           (926,431)          (131,780)
                          ===========           =========            ========          ========
Weighted average
  number of shares
  outstanding             12,067,273           10,590,100         12,020,915         10,590,100

Net loss per common
  share   basic and
  diluted                 $    (0.05)               (0.01)             (0.08)             (0.01)


The Notes to Consolidated Financial Statements are an integral part of this statement.

                                United Shields Corporation
                            Consolidated Statement of Cash Flows
                                        (unaudited)

                                            Six-months Ended:
                                       July 3, 1998  June 30, 1997
Operating Activities:
   Net loss                         $   (926,431)        (131,780)
   Adjustments to reconcile net
     loss to net cash provided
     by (used in) operating activities:
     Amortization                        457,734           11,112
     Depreciation                        318,325              505
     Loss on sale of property
       and equipment                       1,023
     (Increase) decrease in:
        Accounts and other receivables  (112,764)            ---
        Inventories                      144,473             ---
       Prepaid expenses and deposits      65,944          (25,333)
        Other assets                       9,099             ---
        Accounts payable                 (17,732)        (204,958)
        Accrued expenses and other
          current liabilities            219,191            6,144
                                        --------         --------
Cash provided by (used in) operating
  activities                              158,862          (344,310)

Investing Activities:
 Purchases of property, and equipment    (81,765)          (14,161)
 Proceeds from sale of property and
    equipment                             20,750             ---
   Investment in potential acquisitions   36,259          (50,000)
   Increase in CSV of life insurance     (35,000)
                                        --------         --------

Cash (used in) investing activities       (59,756)          (64,161)

Financing Activities:
   Borrowings on notes payable
     stockholders                          ---            133,400
   Payments on notes payable            (698,401)           ---
   Payments on long-term debt           (185,940)           ---
   Payments on capital lease obligation (161,163)           ---
   Proceeds from issuance of common
     stock, net of expenses              579,895          274,964
                                        --------         --------
Cash provided by (used in) financing
  activities                            (465,609)         408,364
                                        --------         --------
Net decrease in cash                    (366,503)            (107)


Cash at the beginning of the year        512,839              107
                                        --------         --------
Cash at end of the period            $   146,336            ---

The Notes to Consolidated Financial Statements are an integral part of this statement.
                   United Shields Corporation
          Notes To Consolidated Financial Statements
                       July 3, 1998

                    Company Description

     United Shields Corporation (the "Company") is a holding company, which operates two subsidiaries. R.P. Industries of Ohio, Inc. ("RPI") is engaged primarily in the production of injection molded plastic components. RPI has plants located in Virginia and North Carolina. The HeaterMeals Company, located in Cincinnati, assembles, markets and distributes portable electrochemical heaters and packaged food products incorporating such heaters.

          Summary of Significant Accounting Policies

                Interim Financial Statements

          The July 3, 1998 and 1997 financial data are unaudited, however, in the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the consolidated financial statements for the respective periods. Interim results are not necessarily indicative of results for a full year. The consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 1997.

                  Principles of Presentation

          The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries after elimination of intercompany balances and transactions.

                       Use of Estimates

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

     d.     Change of Accounting Period

          Effective January 1, 1998, the Company changed its accounting period from a calendar year-end to a 52/53 week fiscal year. All accounting periods will end on Friday. The year-end will always be the last Friday of the calendar year.

     e.     Per Share Data

          The Company has adopted Statement of Financial Accounting Standards No. 128, Earning per Share (SFAS No. 128). Basic earnings per share is computed based on the weighted average number of shares outstanding during the period. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during this period. Potential common shares include shares issuable upon exercise of the Company's stock options and warrants.

          Potential common shares relating to options and warrants to purchase common sock were not included in the weighted average number of shares for the quarter and six-month periods ended July 3, 1998 because their effect would have been anti-dilutive. There were no dilutive potential common shares outstanding at June 30, 1997.

     f.     Impact of Recently Issued Accounting Standards

               The Financial Accounting Standards Board ("FASB") recently issued Statements No. 130, "Reporting Comprehensive Income" and No. 131, "Disclosure about Segments of an Enterprise and Related Information". Statement 130 was adopted in the first quarter of 1998 and has not had a material impact on financial disclosures because net income approximates comprehensive income. Statement 131 is effective for the year ending December 31, 1998 and will be adopted at that time.

               In June 1998 the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". Statement 133 is effective for fiscal quarters of fiscal years beginning after June 15, 1999. The Company currently has no such financial instruments.

3.     Issuance of Shares by Private Placement

     In the six months ended July 3, 1998, the Company sold 156,950 shares of its common stock at $4.00 per share. Total net proceeds of $579,895 generated from this private placement were used to fund operations.

4.     Issuance of Warrants

     On March 30, 1998, the Company issued 500,000 stock purchase warrants to a merchant banker/stockholder in connection with the amendment of a note payable. These warrants are exercisable immediately at $4.00 per share for a period of up to five years.
The total value of the note payable has been allocated to the note payable and warrants based upon the relative fair values. The value allocated to the warrants, $1,059,500, has been recorded as additional paid in capital and a reduction to notes payable.

     On June 10, 1998, the Company issued 37,875 stock purchase warrants to investment brokers in connection with the sale of the Company's common stock via a private placement program. These warrants are exercisable immediately at $4.75 per share for a period of up to two years.

                    Related Party Transaction

     On April 13, 1998, consulting agreements were entered into between the Chief Executive Officer of the Company and his spouse, individually, and NAVICAP Corporation which provided for the payments of 300,000 and 200,000 shares, respectively, of the Company's common stock in exchange for expertise, consultation, advice and other services rendered.

6.     Contingencies

     The Company is involved in litigation and other matters, which involves routine matters incident to the Company's business. In the opinion of management, the ultimate disposition of such litigation and matters will not have a material effect upon the Company's financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Safe Harbor Clause

This report contains certain "forward-looking statements". The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing itself of the protection of such safe harbor with respect to all such forward-looking statements. These forward-looking statements, which are included in Management's Discussion and Analysis, describe future plans or strategies and include the Company's expectations of future financial results. The words "believe", "expect", "anticipate", "estimate", "project", and similar expressions identify forward-looking statements. Important factors that could cause the actual results, performance or achievement of the Company to differ materially from the Company's expectations include the following: (1) one or more of the assumptions or other factors discussed in connection with particular forward-looking statements prove not to be accurate; (2) the Company is unsuccessful in increasing sales through its anticipated marketing efforts; (3) mistakes in cost estimates and cost overruns; (4) the Company's inability to obtain financing for one or more acquisitions and/or for general operations; (5) non-acceptance of one or more of the products of the Company in the marketplace due to costs or other reasons; (6) the Company's inability to supply any product to meet market demand; (7) generally unfavorable economic conditions which would adversely purchasing decisions by retailers or consumers; (8) development of a similar competing product with the Bottle and/or HeaterMeals(R) which is an infringement of any of the patents pertaining to those products and the potential inability of the owner to protect such patents; (9) the inability to successfully integrate one or more of the acquisitions with the Company's operations (including the inability to integrate several acquisitions at the same time, integrate businesses which may be diverse as to type of business, geographic area, or customer base and the diversion of management's attention among several acquired businesses) without substantial costs, delays or other problems;
(10) if the Company experiences labor and/or employment problems such as work stoppages, inability to hire and/or retain competent personnel; and (11) a shortage in the supply of raw materials, such as resin and magnesium, which would significantly increase the cost
of goods sold.   These factors should be considered in evaluating
the forward-looking statements, and undue reliance should not be placed on such statements.

Overview

The Company operates as a holding and marketing company, intending to continue acquiring operating companies engaged in blow molding and injection molding plastics businesses in a range of press capacities from 22 ton to 700 ton clamp pressure, providing a fully integrated company that can provide its customers with "one-stop shopping" for their blow molding and injection molding needs. Additionally, the Company intends to develop further its existing food and beverage packaging business. The Company is seeking potential acquisition candidates involved in blow molding and injection molding plastics manufacturing, production, packaging, and distribution that will complement the Company's business and increase the Company's asset and revenue base. Management expects that it is possible that during the third quarter of 1998, the Company will enter into letters of intent to acquire some of those companies. Acquisitions may involve a number of risks, some of which could have a material adverse effect on the Company's operations and financial results including, without limitation, whether the Company will have the ability to integrate several acquisitions at the same time successfully (if the Company is able to acquire several companies within a short period of time); whether the Company can integrate businesses that may be diverse with respect to type of business, geographic area, or customer base; the risk of the diversion of management's attention among acquired businesses and in seeking additional acquisition opportunities; the risk of a dependence on retaining, hiring and training key personnel; and adverse short-term effects on operating results and amortization of acquired intangible assets. There can be no assurance that the Company will be successful in consummating the acquisition of candidates or in integrating acquired businesses.

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

The Company intends to continue acquiring operating companies engaged in the blow molding and injection molding industry in an effort to create a fully integrated company that can provide its customers with "one-stop shopping" for their blow molding and injection molding needs. The Company expects to target financially-sound acquisition candidates that have developed a unique process, design or product within the blow molding and injection molding industry. The Company believes that consolidation within such industry will occur as a result of what it believes is a trend of customers desiring to reduce the number of vendors they use. As the Company increases its holdings within the industry, it believes it will benefit from the ability to service a broad range of blow molding and injection molding needs adequately, thereby providing customers with an option currently not readily available within the industry. Additionally, by targeting acquisition candidates with a unique process, design or product, the Company believes it will be able to offer a unique range of plastics blow molding and injection molding services currently not available.

Food and Beverage Packaging

The HeaterMeals Company ("HeaterMeals") manufactures and markets portable electrochemical heating devices and a line of shelf-stable meals with a patented self-heating device. The self-heating device is comprised of metallic alloy powder embedded with plastic that generates heat when activated by water, but is flameless, non-toxic and flexible in design. Since 1990, the Company has sold over 86 million flameless ration heaters ("FRH") to government contractors which incorporate the FRH into Meals-Ready-to-Eat, or MRE's, for the United States military. Since 1996, the Company has sold over 1.3 million shelf-stable meals under the trademark HeaterMeals(R). HeaterMeals(R) is an assortment of breakfast and dinner entrees packaged with the patented self-heating device, utensil pack and water activation pouch, distributed to truckstops throughout the United States, approximately 1200 grocery stores located in Kentucky, Ohio, Indiana and Michigan and various specialty retail outlets and catalogues. The Company intends to expand its marketing and sales of the HeaterMeals(R) brand by broadening the geographic distribution of the products, creating new meals for new target audiences where the convenience of the self-heating feature is important, developing direct marketing opportunities, and exploiting the self-heating technology in other commercial categories.

Although not the only contemplated use for the patented collapsible plastic bottle (the "Bottle") licensed by the Company, the Company, through UNSC, Inc. ("UNSC"), owns marketing rights for the Bottle for retail/consumer sale of water and water-based beverages and pre-packed powdered instant drink mixes. The Bottle can be shipped and stored in its collapsible state and water or other liquids can be added manually, without the use of special equipment. The Company believes that the convenience of being able to add liquids to the Bottle at any stage in the sales and distribution chain will enable the Company to market the Bottle for a variety of uses. The Company believes that in addition to uses within the food and beverage industry, the Bottle may provide the medical industry with a clean, safe and inexpensive alternative to glass containers.

Results of Operations

The following is a discussion of the results of operations for the quarter and six-month period ended July 3, 1998, compared with the quarter and six-month period ended June 30, 1997, and changes in financial condition during the first six months of 1998.

United Shields Corporation did not own an operating company during the first half of 1997. Therefore, the operating results for the quarter and the six-month periods ended July 3, 1998 represent the Company's first complete periods of operations with its wholly-owned subsidiaries, HeaterMeals and RPI. Net sales for the second quarter and six-month periods ended July 3, 1998 were $3,234,461 and $6,458,522 respectively. Cost of sales as a percentage of net sales for the second quarter and six-month periods ended July 3, 1998 were 77.2% and 78.6%, respectively. Selling, general and administrative expenses of $862,858 in the second quarter of 1998 represented 26.7% of net sales in that period. Selling, general and administrative expenses of $1,661,947 for the six-month period ended July 3, 1998 represented 25.7% of net sales in that period.

Net interest expense for the second quarter and six-month periods ended July 3, 1998 was $482,315 and $616,641, respectively. NAVICAP waived its interest charges for the first quarter of 1998, which provided a reduction of interest expense in the amount of $106,773. Non-cash interest expense incurred during the second quarter and six-month periods ended July 3, 1998 related to the amortization of the issuance of warrants to ILC and NAVICAP was $253,059 and $278,954, respectively.

The net loss for the second quarter and six-month periods ended July 3, 1998 was $619,550 and $926,431, respectively, as compared to net loss for the comparable periods of the prior year of $83,150 and $131,780, respectively.

Liquidity and Capital Resources

The Company's principal cash requirements are for operating expenses, capital expenditures and acquisitions. Historically, the Company's primary sources of cash have been from operations, borrowings from NAVICAP and financial institutions, and the proceeds from the sale of the Company's common stock through its private placement programs.

During the first quarter of 1998, the Company sold 97,125 shares through the private placement program, pursuant to Rule 506 of Regulation D, promulgated under the Securities Act of 1933, as amended, with net proceeds of $349,733. During the second quarter of 1998 the Company sold 59,825 shares through the private placement program with net proceeds of $230,162. This brings the total shares sold in the current private placement program to 378,742 with total net proceeds of $1,400,525.

During the first six months of 1998, the Company generated $158,862 of cash from operations which when combined with the available cash on hand was used to fund $59,756 of investing activities and $465,609 of financing activities. The net cash used in financing activities in this period was comprised of repayments of the notes payable and long-term debt of $698,401 and $185,940, respectively, the repayment of $161,163 related to the capital lease obligation and cash provided by the issuance of common stock of $579,895.

The Company is actively pursuing additional funding through public or private financing, including equity financing. There can be no assurance that adequate financing will be available, or if available, on terms acceptable to the Company. In the event the Company can not secure additional financing, it may be required to scale back or eliminate certain of its products or operations.

Acquisitions

The Company is continuing its identification, analysis and recruitment of potential acquisition candidates involved in the blow molding and injection molding plastics manufacturing, production, packaging and distribution. In addition, the Company is continuing its negotiations with the owners of Master Molders, Inc. to arrive at an agreement satisfactory to both parties.
PART II - Other Information

Item 2 - Change in Securities

               Issuance of Shares in Connection with the Acquisition of RPI.

          On October 22, 1997, the Company entered into a definitive agreement with RPI pursuant to which RPI received 993,384 shares of the Company's Common Stock to be distributed to RPI's shareholders on the date of the merger, December 31, 1997.

               Issuance of Warrants to NAVICAP.

          On March 30, 1998, the Company amended the terms of its debt to NAVICAP in exchange for 500,000 five-year stock purchase warrants.

               Issuance of Shares in Connection with Consent to Use
Name.

          On June 3, 1998, the Company issued 649 shares of its common stock to an individual in return for the individual's consent to use the name "R.P. Industries, Inc." in Ohio.

               Issuance of Warrants to Investment Brokers.

          On June 10, 1998, the Company issued 37,875 two-year stock purchase warrants to investment brokers in connection with the sale of the Company's stock via a private placement program.

Item 4   Submission of Matters to a Vote of Security Holders

               The 1998 Annual Shareholders Meeting of United
Shields Corporation (the "Meeting") was held on May 26, 1998. The holders of 9,790,966 shares of the Company's 12,076,536 then outstanding shares of common stock (approximately 81%) were present at the Meeting in person or by proxy.

               At such Meeting, the following two individuals were duly nominated and properly elected as Directors of the Company to serve until the 1999 Annual Shareholders Meeting and until their
successors are elected and qualified   T.J. Tully and Anthony G.
Covatta. The number of votes cast for, against and withheld with respect to each nominee for office are indicated below:

               T.J. Tully:
               -------------
               Voting For Director      9,509,895     Shares
               Votes Against                 --       Shares
               Votes Abstained            281,071     Shares

               Anthony G. Covatta:


         Voting For Director      9,509,895     Shares
         Votes Against               --         Shares
         Votes Abstained            281,071     Shares


                    (c) At such Meeting, a proposal to approve the 1998 Long-Term Incentive Plan (the "1998 LTIP") was approved.
The number of votes cast for, against and to abstain are indicated below:

         Voting For the 1998 LTIP   9,027,984     Shares
         Votes Against                298,054     Shares
         Votes Abstained              130,300     Shares


               (d) At such Meeting, a proposal to amend the Company's Articles of Incorporation was approved. The number of votes cast for, against and to abstain are indicated below:

         Voting For the Amendment   9,209,595     Shares
         Votes Against                456,321     Shares
         Votes Abstained              125,050     Shares

               (e) At such Meeting, a proposal to ratify the appointment of the firm of Grant Thornton LLP to serve as independent auditors for fiscal 1998 was approved. The number of votes cast for, against and to abstain are indicated below:

         Voting For Grant Thornton LLP   9,671,716     Shares
         Votes Against                         200     Shares
         Votes Abstained                   119,050     Shares


Item 5   Other Information

     Effective June 1, 1998, Anthony G. Covatta resigned as a
Director of the Board of Directors of the Company.


Item 6 - Exhibits

          Exhibit 10.1     Amendment to Articles of Incorporation
          Exhibit 27       Financial Data Schedule
                         Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                   UNITED SHIELDS CORPORATION



Date   August 17, 1998          /s/ T.J. Tully
                                    T.J. Tully
                                    Chairman of the Board
                                    and Chief Executive Officer

Date   August 17, 1998            /s/ Jeffrey A. Pakrosnis
                                      Jeffrey A. Pakrosnis
                                      Vice President and
                                      Chief Financial Officer


                         Exhibit 10.1

                      ARTICLES OF AMENDMENT
               TO THE ARTICLES OF INCORPORATION
                                OF
                   UNITED SHIELDS CORPORATION


The undersigned, T.J. Tully, Chairman of the Board, and Beverly R. Gill, Secretary, of United Shields Corporation, a Colorado corporation, with its principal location at 655 Eden Park Drive, Cincinnati, Ohio 45202, do hereby certify that a meeting of the shareholders was duly called for the purpose of adopting this amendment and held on May 26, 1998, at which meeting a quorum of the shareholders was present in person or by proxy.

The undersigned further certify that the following resolutions to amend the Articles were adopted:

RESOLVED, that the Articles of Incorporation of United Shields
Corporation shall be amended and to add the following new Article
Eleventh:

ELEVENTH:     1.  Limitation of Liability.  To the fullest extent
permitted by the Colorado Business Corporation Act (the "Act"), as the same exists or may hereafter be amended, a director of the corporation shall not be personally liable to the corporation or its shareholders for monetary damages for any breach of fiduciary duty as a director, except that this provision shall not eliminate or limit the liability of a director to the corporation or to its shareholders for monetary damages otherwise existing for (i) any breach of the director's duty of loyalty to the corporation or to its shareholders; (ii) acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law; (iii) acts specified in Section 7-108-403 of the Act relating to unlawful distributions, or (iv) any transaction from which the director directly or indirectly derived an improper personal benefit. If the Act is hereafter amended to eliminate or limit further the liability of a director, then, in addition to the elimination and limitation of liability provided by the preceding sentence, the liability of each director shall be eliminated to the fullest extent permitted by the Act as so amended.

     2. Indemnification. The corporation shall indemnify and advance expenses to its officers, directors, employees and agents to the fullest extent permitted by Colorado law as in effect from time to time.

     3. Repeal or Modification. Any repeal or modification of this Article by the shareholders of the corporation shall be prospective only and shall not adversely affect any right or protection of a director of the corporation existing at the time of such repeal or modification.

IN WITNESS WHEREOF, the above-named officers, acting for and on behalf of the Corporation, have hereunto subscribed their names this _____ day of June, 1998.


                              By:T.J. Tully
                                   T.J. Tully, Chairman of the Board

                              By:Beverly R. Gill
                                 Beverly R. Gill, Secretary