Form 10QSB
period 1998-10-02
UNITED SHIELDS CORP/OH/
filed 1998-11-17
CIK 808432

U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549
                           Form  10-QSB
                            (Mark One)
 [ X ]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934.

       For the quarterly period ended October 2, 1998.

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

APPLICABLE ONLY TO CORPORATE ISSUERS:
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
12,604,375 shares as of October 31, 1998.

Transitional Small Business Disclosure Format (check one):

Yes       No   X
                     UNITED SHIELDS CORPORATION
                             INDEX


Part I. Financial Information                             Page No.

    Item 1.  Condensed Financial Statements

             Consolidated Balance Sheets as of
             October 2, 1998 and December 31, 1997           3

             Consolidated Statements of Operations
             for the quarter ended October 2, 1998
             compared to the quarter ended September 30, 1997
             and for the nine-month period ended
             October 2, 1998 compared to the
             nine-month period ended September 30, 1997      5

             Consolidated Statement of Cash Flows for
             the nine-month period ended
             October 2, 1998 compared to the nine-month
             period ended September 30, 1997                 6

             Notes to Consolidated Financial Statements      7

    Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operations   10


Part II.  Other Information

    Item 2.  Changes in Securities                          14

    Item 6.  Exhibits and Reports on Form 8-K               14

Signatures                                                  15
                        United Shields Corporation
                        Consolidated Balance Sheets

                                (unaudited)
                              October 2, 1998     December 31, 1997
                             ---------------     -----------------
Current Assets:

  Cash                           $126,446               512,839

  Accounts receivable, net      1,642,797             1,375,475

  Other receivables                24,026                45,247

  Inventories                   1,330,513             1,424,661

  Prepaid expenses and
    deposits                       26,690               101,701

  Refundable income taxes           ---                 123,440
                               -----------           -----------

  Total Current Assets          3,150,472             3,583,363

Property and Equipment, at cost:

  Land                            399,838               224,045

  Machinery and equipment       3,492,467             3,435,526

  Office furniture and fixtures    73,579               106,482

  Vehicles                         21,850                21,850

  Building and leasehold
     improvements               1,286,211             1,415,956
                               -----------           -----------
                                5,273,945             5,203,859
  Less accumulated
     depreciation                (454,173)               (1,915)
                               -----------           -----------

  Net Property and Equipment    4,819,772             5,201,944

Other Assets:

  Deposits                         74,819                58,647

  Investment in potential
     acquisitions                  514,807               540,000

  Cash surrender value of
     life insurance             1,005,284             1,030,365

  Goodwill, net                 5,079,769             5,347,940

  Other                            11,643                 1,403
                               -----------           -----------
  Total Other Assets            6,686,322             6,978,355
                               -----------           -----------
    Total Assets              $14,656,566            15,763,662
                               ===========           ===========

The Notes to Consolidated Financial Statements are an integral part of this statement.
                         United Shields Corporation
                         Consolidated Balance Sheets

                                (unaudited)
                              October 2, 1998     December 31, 1997
                             ---------------     -----------------
Current Liabilities:


Notes payable-NAVICAP - current $  174,277             ---

Revolving line of credit            59,195             ---

Capital lease obligation -
   current                         177,251           121,635

Accounts payable                 1,459,694         1,496,165

Accounts payable - In Flow         449,577           449,577

Accrued interest                    16,415            82,910

Accrued taxes                       49,341            55,945

Accrued and other current
  liabilities                      768,656           573,718
                                ----------       -----------

  Total Current Liabilities      3,154,406         2,779,950


Notes payable - NAVICAP          1,759,059         3,727,081

Long-term debt-First Union Bank  4,167,060         4,551,000

Accrued interest - NAVICAP         247,480            ---

Capital lease obligation             ---             140,895

Deferred compensation              625,357           625,357
                                ----------       -----------
  Total Liabilities              9,953,362        11,824,283


Stockholders' Equity:

   Common stock                    126,027           115,301

   Additional paid in capital    7,900,680         4,238,236

   Retained deficit             (3,323,503)       (2,008,324)

   Stock subscriptions              ---            1,594,166
                                ----------       -----------
     Total Stockholders'
       Equity                    4,703,204         3,939,379
                                ----------       -----------
Total Liabilities and
  Stockholders' Equity         $14,656,566        15,763,662
                                ==========       ===========

The Notes to Consolidated Financial Statements are an integral part of this statement.

                                   United Shields Corporation
                            Consolidated Statements of Operations
                                         (unaudited)

                                     Three Months Ended:           Nine Months Ended:
                               ----------------------------   ---------------------------
                               October 2,     September 30,   October 2,    September 30,
                                  1998            1997           1998           1997
                               ----------     -------------   ----------    -------------

Net sales                     $3,464,824          ---         9,923,346          ---
 Cost of goods sold            2,629,208          ---         7,706,088          ---
                              ----------      ---------     -----------     ----------
   Gross profit                  835,616          ---         2,217,258          ---

Selling, general and
  administrative expenses        800,823        341,845       2,491,232        467,559
                              ----------      ---------     -----------     ----------
   Operating income (loss)        34,793       (341,845)       (273,974)      (467,559)

Other income (expense):
   Interest expense, net        (447,098)        (7,179)     (1,063,739)       (13,245)
   Loss on sale of property
     and equipment               (38,944)         ---           (39,967)         ---
                              ----------      ---------     -----------     ----------
   Loss before income taxes
      and extraordinary item    (451,249)      (349,024)     (1,377,680)      (480,804)

Income taxes                       ---            ---            ---             ---
                              ----------      ---------     -----------     ----------
   Loss before extraordinary
      item                      (451,249)      (349,024)     (1,377,680)      (480,804)

Extraordinary item   Gain on
  restructuring of debt           62,500          ---            62,500          ---
                              ----------      ---------     -----------     ----------
   Net loss                   $ (388,749)      (349,024)     (1,315,180)      (480,804)
                              ==========      =========     ===========     ==========
   Weighted average number
     of shares outstanding    12,290,523    10,661,622       12,110,130     10,661,622
                              ==========      =========     ===========     ==========

   Loss before extraordinary
     item per common share
     - basic and diluted      $    (0.04)         (0.03)          (0.11)         (0.05)
                              ==========      =========     ===========     ==========
   Extraordinary item per
    common share - basic
    and diluted               $     0.01          ---             ---            ---
                              ==========      =========     ===========     ==========
   Net loss per common share
    - basic and diluted       $    (0.03)         (0.03)          (0.11)         (0.05)
                              ==========      =========     ===========     ==========

The Notes to Consolidated Financial Statements are an integral part of this statement.

                           United Shields Corporation
                     Consolidated Statement of Cash Flows
                                 (unaudited)

                                            Nine Months Ended:
                                      ----------------------------
                                      October 2,     September 30,
                                         1998            1997
                                      ----------     -------------
Operating Activities:
   Net loss                         $(1,315,180)       (480,804)
   Adjustments to reconcile net
   loss to net cash provided by
   (used in) operating activities:
     Amortization                       778,842          16,945
     Depreciation                       452,258             723
     Loss on sale of plant, property
       and equipment                     39,967            ---
     Gain on restructuring of debt      (62,500)           ---
     Issuance of stock - naming rights    2,110            ---
    (Increase) decrease in:
     Accounts and other receivables    (246,101)           ---
     Inventories                         94,148            ---
     Prepaid expenses and deposits       75,011         (19,026)
     Other assets                        97,028            ---
     Accounts payable                   (36,471)       (190,359)
     Accrued expenses and other
       current liabilities              369,319          13,842
                                     ----------      ----------
Cash provided by (used in) operating
  activities                            248,431        (658,679)

Investing Activities:
 Purchases of property and
    equipment                          (132,303)        (18,829)
 Proceeds from sale of
   property and equipment                22,250           ---
 Investment in potential
     acquisitions                        25,193        (205,000)
 Decrease in CSV of life insurance       25,081           ---
                                     ----------      ----------
Cash (used in) investing activities     (59,779)       (223,829)

Financing Activities:
   Borrowings on notes payable
     stockholders                          ---          630,400
   Borrowings on revolving line
     of credit                           59,195           ---
   Payments on notes payable           (587,411)          ---
   Payments on long-term debt          (383,940)          ---
   Payments on capital lease
      obligation                       (242,784)          ---
   Proceeds from issuance of
     common stock, net of expenses      579,895         274,964
                                     ----------      ----------
Cash provided by (used in)
  financing activities                 (575,045)        905,364
                                     ----------      ----------
Net decrease in cash                   (386,393)         22,856

Cash at the beginning of the year       512,839             107
                                     ----------      ----------
Cash at end of the period           $   126,446          22,963
                                     ==========      ==========
The Notes to Consolidated Financial Statements are an integral part of this statement.
                   United Shields Corporation
          Notes To Consolidated Financial Statements
                       October 2, 1998

1.   Company Description

United Shields Corporation (the "Company") is a holding company which operates two subsidiaries. RP Industries of Ohio, Inc. is engaged primarily in the production of injection molded plastic components. RP has plants located in Virginia and North Carolina. The HeaterMeals Company, located in Cincinnati, assembles, markets and distributes portable electrochemical heaters and packaged food products incorporating such heaters.

2.   Summary of Significant Accounting Policies

     a.     Interim Financial Statements

The October 2, 1998 and September 30, 1997 financial data are unaudited, however, in the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the consolidated financial statements for the respective periods. Interim results are not necessarily indicative of results for a full year. The consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 1997.

     b.     Principles of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries after elimination of intercompany balances and transactions.

     c.     Use of Estimates

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

Potential common shares relating to options and warrants to purchase common stock were not included in the weighted average number of shares for the quarter and nine-month periods ended October 2, 1998 because their effect would have been anti-dilutive. There were no dilutive potential common shares outstanding at September 30, 1997.

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

3.   Debt Restructuring

On August 30, 1998, the Company restructured its indebtedness to NAVICAP Corporation ("NAVICAP") by issuing 500,000 shares of its common stock in exchange for a $500,000 reduction in the promissory note payable to NAVICAP. A gain of $62,500 was recorded by the Company in the quarter ended October 2, 1998 as a result of this debt restructuring.

On November 16, 1998, NAVICAP agreed to amend the terms of its promissory note with the Company to provide for a maturing date of October 30, 1999.

4.   Issuance of Shares by Private Placement

In the nine-month period ended October 2, 1998, the Company sold
156,950 shares of its common stock at $4.00 per share. Total net proceeds of $579,895 generated from this private placement were used to fund operations.

5.   Issuance of Warrants

On March 30, 1998, the Company issued 500,000 stock purchase warrants to NAVICAP in connection with the amendment of a note payable. These warrants are exercisable immediately at $4.00 per share for a period of up to five years. The total value of the note payable has been allocated to the note payable and warrants based upon the relative fair values. The value allocated to the warrants, $1,059,500, has been recorded as additional paid in capital and a reduction to notes payable.

On June 10, 1998, the Company issued 37,875 stock purchase warrants to investment brokers in connection with the sale of the Company's common stock via a private placement program. These warrants are exercisable immediately at $4.75 per share for a period of up to two years.

6.   Related Party Transactions

On April 13, 1998, consulting agreements were entered into between the Chief Executive Officer of the Company and his spouse, individually, and NAVICAP Corporation which provided for the payments of 300,000 and 200,000 shares, respectively, of the Company's common stock in exchange for expertise, consultation, advice and other services rendered.

In conjunction with the debt restructuring referred to above, NAVICAP released 300,000 and 200,000 shares associated with a stock pledge agreement with the Chief Executive Officer of the Company and his spouse, respectively.

7.   Acquisition   Letter of Intent

On September 4, 1998, the Company entered into a letter of intent with a manufacturer of plastic injection molded products. The letter of intent provides for a total purchase price of $12.6 million. The Company is currently completing its due diligence and arranging for the financing of the acquisition.

8.   Contingencies

The Company is involved in litigation and other matters which involve routine matters incident to the Company's business. In the opinion of management, the ultimate disposition of such litigation and matters will not have a material effect upon the Company's financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Safe Harbor Clause

This report contains certain "forward-looking statements". The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing itself of the protection of such safe harbor with respect to all such forward-looking statements. These forward-looking statements, which are included in Management's Discussion and Analysis, describe future plans or strategies and include the Company's expectations of future financial results. The words "believe", "expect", "anticipate", "estimate", "project", and similar expressions identify forward-looking statements. There are important factors that could cause the actual results, performance or achievement of the Company to differ materially from the Company's expectations. Presently, the Company does not have sufficient capital to finance its current corporate operations and obligations through December 31, 1998, and there can be no assurance the Company will be able to obtain additional capital. Other important factors include the following: (1) one or more of the assumptions or other factors discussed in connection with particular forward-looking statements prove not to be accurate; (2) the Company is unsuccessful in increasing sales through its anticipated marketing efforts; (3) mistakes in cost estimates and cost overruns; (4) the Company's inability to obtain financing for one or more acquisitions and/or for general operations; (5) non-acceptance of one or more of the products of the Company in the marketplace due to costs or other reasons; (6) the Company's inability to supply any product to meet market demand; (7) generally unfavorable economic conditions which would adversely affect purchasing decisions by retailers or consumers; (8) development of a similar competing product with the Bottle and/or HeaterMeals which is an infringement of any of the patents pertaining to those products and the potential inability of the owner to protect such patents; (9) the inability to successfully integrate one or more of the acquisitions with the Company's operations (including the inability to integrate several acquisitions at the same time, integrate businesses which may be diverse as to type of business, geographic area, or customer base and the diversion of management's attention among several acquired businesses) without substantial costs, delays or other problems;
(10) if the Company experiences labor and/or employment problems such as work stoppages, inability to hire and/or retain competent personnel; and (11) a shortage in the supply of raw materials, such as resin and magnesium, which would significantly increase the cost of goods sold. These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements.

Overview

The Company operates as a holding and marketing company, intending to continue acquiring operating companies engaged in blow molding and injection molding plastics businesses in a range of press capacities from 22 ton to 700 ton clamp pressure, providing a fully integrated company that can provide its customers with "one-stop shopping" for their blow molding and injection molding needs. Additionally, the Company intends to develop further its existing food and beverage packaging business. The Company is seeking potential acquisition candidates involved in blow molding and injection molding plastics manufacturing, production, packaging, and distribution that will complement the Company's business and increase the Company's asset and revenue base. During the third quarter of 1998, the Company entered into a letter of intent to acquire a manufacturer of plastic injection molded products. Acquisitions may involve a number of risks, some of which could have a material adverse effect on the Company's operations and financial results including, without limitation, whether the Company will have the ability to integrate several acquisitions at the same time successfully (if the Company is able to acquire several companies within a short period of time); whether the Company can integrate businesses that may be diverse with respect to type of business, geographic area, or customer base; the risk of the diversion of management's attention among acquired businesses and in seeking additional acquisition opportunities; the risk of a dependence on retaining, hiring and training key personnel; and adverse short-term effects on operating results and amortization of acquired intangible assets. There can be no assurance that the Company will be successful in consummating the acquisition of candidates or in integrating acquired businesses.

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

Food and Beverage Packaging

The HeaterMeals Company ("HeaterMeals") manufactures and markets portable electrochemical heating devices and a line of shelf-stable meals with a patented self-heating device. The self-heating device is comprised of metallic alloy powder embedded with plastic that generates heat when activated by water, but is flameless, non-toxic and flexible in design. Since 1990, the Company has sold over 90 million flameless ration heaters ("FRH") to government contractors which incorporate the FRH into Meals-Ready-to-Eat, or MRE's, for the United States military. Since 1996, the Company has sold over 1.3 million shelf-stable meals under the trademark "HeaterMeals"(R). HeaterMeals(R) is an assortment of breakfast and dinner entrees packaged with the patented self-heating device, utensil pack and water activation pouch, distributed to truckstops throughout the United States, approximately 1200 grocery stores located in Kentucky, Ohio, Indiana and Michigan and various specialty retail outlets and catalogues. The Company intends to expand its marketing and sales of the HeaterMeals brand by broadening the geographic distribution of the products, creating new meals for new target audiences where the convenience of the self-heating feature is important, developing direct marketing opportunities, and exploiting the self-heating technology in other commercial categories.

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

Results of Operations

The following is a discussion of the results of operations for the quarter and nine-month period ended October 2, 1998, compared with the quarter and nine-month period ended September 30, 1997, and changes in financial condition during the first nine months of 1998.

United Shields Corporation did not own an operating company during the first nine months of 1997. Therefore, the operating results for the quarter and the nine-month periods ended October 2, 1998 represent the Company's first complete periods of operations with its wholly-owned subsidiaries, HeaterMeals and RPI. Net sales for the third quarter and nine-month periods ended October 2, 1998 were $3,464,824 and $9,923,346 respectively. Cost of sales as a percentage of net sales for the third quarter and nine-month periods ended October 2, 1998 were 75.9% and 77.7%, respectively. Selling, general and administrative expenses of $800,823 in the third quarter of 1998 represented 23.1% of net sales in that period. Selling, general and administrative expenses of $2,491,232 for the nine-month period ended October 2, 1998 represented 25.1% of net sales in that period.

Net interest expense for the third quarter and nine-month periods ended October 2, 1998 was $447,098 and $1,063,739, respectively. NAVICAP waived its interest charges for the first quarter of 1998, which provided a reduction of interest expense in the amount of $106,773. Non-cash interest expense incurred during the third quarter and nine-month periods ended October 2, 1998 related to the amortization of the issuance of warrants to ILC and NAVICAP was $231,717 and $510,671, respectively.

The net loss for the third quarter and nine-month periods ended
October 2, 1998 was $388,749 and $1,315,180, respectively, as compared to net loss for the comparable periods of the prior year of $349,024 and $480,804 respectively.

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

During the first nine months of 1998, the Company generated $248,431 of cash from operations which when combined with the available cash on hand was used to fund $59,779 of investing activities and $575,045 of financing activities. The net cash used in financing activities in this period was comprised of repayments of the notes payable and long-term debt of $587,411 and $383,940, respectively, the repayment of $242,784 related to the capital lease obligation and cash provided by the issuance of common stock of $579,895.

During the quarter ended October 2, 1998, the Company borrowed additional funds from NAVICAP in the form of short-term promissory notes. As of October 2, 1998, these amounts, along with other short-term promissory notes, in the aggregate amount of $195,440, including accrued interest, were due and payable to NAVICAP. On October 30, 1998, the Company repaid $25,000 of the aggregate balance due NAVICAP. Further, on November 16, 1998, NAVICAP agreed to amend the terms of its longer-term promissory note with the Company to provide for a maturity date of October 31, 1999. The Company anticipates a further restructuring of its indebtedness to NAVICAP in order to accommodate the repayment of the promissory note. In addition to restructuring its indebtedness to NAVICAP, the Company is currently pursuing additional funding through public or private financing, including equity financing, to support its corporate operations.

While the cash flows of the wholly-owned subsidiaries, RP Industries, Inc. and The HeaterMeals Company, through the nine months ending October 2,1998 were sufficient to support their respective businesses, without a restructuring of its indebtedness to NAVICAP and/or without additional funding through public or private financing, including equity financing, the Company currently estimates that cash generated from operations and available under the Company's existing credit facilities will not be sufficient to finance its current corporate operations and obligations through December 31, 1998.

Furthermore, there can be no assurance that a restructuring of the Company's indebtedness to NAVICAP will occur or that adequate financing will be available, or if available, on terms acceptable to the Company. In the event the Company can not secure additional financing, it may be required to scale back or eliminate certain corporate functions or sell some of its products or operating assets.

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

     Issuance of Shares in Connection with Restructuring of Debt with NAVICAP.

     On August 30, 1998, the company restructured its indebtedness to NAVICAP by issuing 500,000 shares of its common stock in exchange for a $500,000 reduction in the notes payable to NAVICAP.

Item 6 - Exhibit

             Exhibit 27      Financial Data Schedule

                         Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                  UNITED SHIELDS CORPORATION



Date:  November 16, 1998           /s/ T.J. Tully
                                       _________________________
                                       T.J. Tully
                                       Chairman of the Board
                                         and Chief Executive Officer


Date:  November 16, 1998           /s/ Jeffrey A. Pakrosnis
                                       _________________________
                                       Jeffrey A. Pakrosnis
                                       Vice President and
                                       Chief Financial Officer