Form 10QSB/A
period 1998-10-02
UNITED SHIELDS CORP/OH/
filed 1998-11-23
CIK 808432

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
                               ===========           ===========

The Notes to Consolidated Financial Statements are an integral part of this statement.
                         United Shields Corporation
                         Consolidated Balance Sheets

                                (unaudited)
                              October 2, 1998     December 31, 1997
                             ---------------     -----------------
Current Liabilities:


Notes payable-NAVICAP - current $  494,584             ---

Revolving line of credit            59,195             ---

Capital lease obligation -
   current                         177,251           121,635

Accounts payable                 1,459,694         1,496,165

Accounts payable - In Flow         449,577           449,577

Accrued interest                    16,415            82,910

Accrued taxes                       49,341            55,945

Accrued and other current
  liabilities                      768,656           573,718
                                ----------       -----------

  Total Current Liabilities      3,474,713         2,779,950


Notes payable - NAVICAP          1,438,752         3,727,081

Long-term debt-First Union Bank  4,167,060         4,551,000

Accrued interest - NAVICAP         247,480            ---

Capital lease obligation             ---             140,895

Deferred compensation              625,357           625,357
                                ----------       -----------
  Total Liabilities              9,953,362        11,824,283


Stockholders' Equity:

   Common stock                    126,027           115,301

   Additional paid in capital    7,900,680         4,238,236

   Retained deficit             (3,323,503)       (2,008,324)

   Stock subscriptions              ---            1,594,166
                                ----------       -----------
     Total Stockholders'
       Equity                    4,703,204         3,939,379
                                ----------       -----------
Total Liabilities and
  Stockholders' Equity         $14,656,566        15,763,662
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

3.   Debt Restructuring

On August 30, 1998, the Company restructured its indebtedness to NAVICAP Corporation ("NAVICAP") by issuing 500,000 shares of its common stock in exchange for a $500,000 reduction in the longer-term promissory note payable to NAVICAP. A gain of $62,500 was recorded by the Company in the quarter ended October 2, 1998 as a result of this debt restructuring. In addition, the Company also agreed to begin making payments on the outstanding balance of the indebtedness of not less than $125,000 per quarter beginning on January 1, 1999.

On November 16, 1998, NAVICAP agreed to amend the terms of its longer-term promissory note with the Company to provide for a maturing date of October 30, 1999. The amount reflected as notes payable - NAVICAP - current in the consolidated balance sheet includes $174,277 due under shorter term notes payable to NAVICAP, $500,000 due within the next twelve months under the longer-term promissory note payable to NAVICAP, net of an unamortized warrant value of $179,693.

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

On August 30, 1998, the Company restructured its indebtedness to NAVICAP by issuing 500,000 shares of its common stock in exchange for a $500,000 reduction in the longer-term promissory note payable to NAVICAP. A gain of $62,500 was recorded by the Company in the quarter ended October 2, 1998 as a result of this debt restructuring. In addition, the Company also agreed to begin making payments on the outstanding balance of the indebtedness of not less than $125,000 per quarter beginning on January 1, 1999. During the quarter ended October 2, 1998, the Company borrowed additional funds from NAVICAP in the form of shorter-term promissory notes. As of October 2, 1998, these amounts, along with other short-term promissory notes, were due and payable to NAVICAP. The amount reflected as notes payable - NAVICAP - current in the consolidated balance sheet includes $174,277 due under shorter term notes payable to NAVICAP, $500,000 due within the next twelve months under the longer-term promissory note payable to NAVICAP, net of an unamortized warrant value of $179,693. On October 30, 1998, the Company repaid $25,000 of the aggregate balance due NAVICAP. Further, on November 16, 1998, NAVICAP agreed to amend the terms of its longer-term promissory note with the Company to provide for a maturity date of October 31, 1999. The Company anticipates a further restructuring of its indebtedness to NAVICAP in order to accommodate the repayment of the promissory note. In addition to restructuring its indebtedness to NAVICAP, the Company is currently pursuing additional funding through public or private financing, including equity financing, to support its corporate operations.

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

                  UNITED SHIELDS CORPORATION



Date:  November 20, 1998           /s/ T.J. Tully
                                       _________________________
                                       T.J. Tully
                                       Chairman of the Board
                                         and Chief Executive Officer


Date:  November 20, 1998           /s/ Jeffrey A. Pakrosnis
                                       _________________________
                                       Jeffrey A. Pakrosnis
                                       Vice President and
                                       Chief Financial Officer