Form 10KSB40
period 1998-12-25
UNITED SHIELDS CORP/OH/
filed 1999-04-08
CIK 808432

U.S. SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C. 20549

                       FORM 10-KSB

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended
                    DECEMBER 25, 1998


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from N/A to N/A

              Commission file number 33 -11062-D

                  UNITED SHIELDS CORPORATION
      (Exact name of registrant as specified in its charter)

             Colorado                     84-1049047
  (State or other jurisdiction of      (I.R.S. employer
  incorporation or organization)     identification number)

     655 Eden Park Drive, Suite 260, Cincinnati, Ohio 45202
  (Address of principal executive offices, including zip code)
        Registrant's telephone number:   (513) 241-7470

 Securities registered pursuant to Section 12(b) of the Exchange
                         Act: NONE
 Securities registered pursuant to Section 12(g) of the Exchange
                         Act: NONE


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.  Yes [X]    No [   ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and disclosure will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The aggregate market value of registrant's Common Stock held by non-affiliates as of February 26, 1999, based upon the closing price of a share of the Common Stock on the OTC Bulletin Board as of that date, was $2,965,000. The total number of shares of registrant's Common Stock outstanding as of February 26, 1999 was 16,604,875.

               DOCUMENTS INCORPORATED BY REFERENCE

     List hereunder the following documents if incorporated by reference and the part of the Form 10-KSB into which the document is incorporated: Certain Exhibits shown on Exhibit Index

Transitional Small Business Disclosure Format (Check one): Yes __
No __X__

                             PART I

ITEM 1.     DESCRIPTION OF BUSINESS.

Background and History of the Company.

     United Shields Corporation ("USC" or the "Company") is a Cincinnati, Ohio based holding company that currently owns two operating subsidiaries: The HeaterMeals Company ("HMC"), which manufactures and markets patented, portable electrochemical heaters and a line of shelf-stable meals that incorporate such heaters, and R. P. Industries, Inc. ("RPI") which is engaged in the production of molded plastic components and finished products of original equipment manufacturers.

     The Company was incorporated under the laws of the State of Colorado on October 22, 1986 under the name O.T.C. Capital Corporation and in June 1987, completed its initial public offering of Common Stock. During 1987, most of the offering proceeds were expended, and in February 1988, all of the Directors and officers resigned and new Directors and officers were appointed. From that date until February 1997, the Company had virtually no assets or liabilities and no business operations. On March l5, 1995, the name of the Company was changed to Capital 2000, Inc.

     Effective February 12, 1997, United Shields Corporation (a Nevada Corporation) acquired all of the outstanding shares of Capital 2000, Inc. in a reverse merger in exchange for restricted shares of Common Stock pursuant to a Share Exchange Agreement. The Directors and officers of United Shields Corporation became the Directors and officers of the Company. Subsequent to the aforementioned reverse merger, the name of Capital 2000, Inc. was changed to United Shields Corporation and the name of United Shields Corporation (the Nevada Corporation) was changed to UNSC, Inc., a wholly-owned subsidiary of the Company. The Company was originally formed for the primary purpose of seeking out acquisitions of properties, businesses, or merger candidates, without limitation as to the nature of the business operations or geographic area of the acquisition candidates.


     The principal executive offices of the Company are located at 655 Eden Park Drive, Suite 260, Cincinnati, Ohio 45202; its telephone number is (513) 241-7470; and its facsimile number is
(513) 412-3632.

GROWTH STRATEGY

     Through the Company's Plastic Injection Molding and Specialty Products segments, USC has a strategy of increasing overall profitability and thereby increasing the market value of its Common Stock for its stockholders.

Plastic Injection Molding Segment

     In its Plastic Injection Molding segment, the Company has a strategy of growth through the acquisition of profitable injection molding enterprises which allow the Company to provide fully integrated injection molding products and services to its customers. Through this acquisition strategy, management believes it will provide more value to its customers while creating operational and financial synergies with respect to the combined operations. Typically, it is expected that USC's corporate staff will not direct the operations of its acquired injection molding companies on an on-going basis, but, in addition to strategic planning, financial and legal oversight, will provide investor relations, financing, acquisition and other business development activities. From time-to-time, the corporate staff also will be active in non-operational business activities such as risk management and employee benefit program management. Although the Company expects that the existing management of any acquired company typically would be retained to manage day-to-day operations, it is anticipated that the business of the acquired company could be expanded through the support of USC's corporate staff described above.

     It is likely that any such acquisition in the near-term would require USC to raise additional capital to finance the acquisition. If this additional capital were raised through debt financing arrangements, USC would incur additional interest expense; sales of additional equity to raise acquisition capital would dilute, on a pro-rata basis, the percentage ownership of all USC stockholders. There can be, however, no assurance that sufficient financing will be available to USC to implement its acquisition strategy on terms and conditions that are acceptable to the Company.

     Acquisitions may involve a number of risks some of which could have a material adverse effect on the Company's operations and financial results including, without limitation, the ability to successfully integrate several acquisitions at the same time (if the Company is able to acquire several companies within a short period of time); the diversion of management's attention among acquired businesses and in seeking additional acquisition opportunities. There can be no assurance that the Company will be successful in consummating potential acquisitions or in integrating acquired businesses.

Specialty Products Segment

     The Company also intends to expand its operations in its Specialty Products segment by broadening the geographic distribution of the shelf-stable line of food products, creating new meals for target audiences where the convenience of the self-heating feature is important, developing direct marketing opportunities, and exploiting the self-heating technology internationally and in other commercial categories. Recently, the Company has generated significant interest by others on an international basis that wish to incorporate the self-heating technology into meals for their target audiences.

     The Company has also expanded its marketing and distribution associated with its shelf-stable meals via direct marketing and the Internet. The Company has generated additional interest in these meals from certain specialty groups and individuals, like those concerned with the Year 2000 issue and disaster relief, where the shelf-stable meals can be reserved for use over periods of up to two years without any spoilage or adverse taste consequences.


PRODUCTS AND PRODUCTION

Plastic Injection Molding Segment

     The Company's Plastic Injection Molding Segment, which is currently comprised of RPI, is engaged in the production of molded plastic components and finished products of original equipment manufacturers through its two manufacturing facilities. Richmond Plastics, which is located near Richmond, Virginia, manufactures component parts and finished products primarily for original equipment manufacturers principally located in the southeast and mid-Atlantic regions, operating 15 to 20 molding machines ranging from 75 tons to 700 tons of clamp pressure. Granville Plastics, which is located in the Raleigh-Durham, North Carolina area, operates between 20 and 25 machines ranging from 22 tons to 300 tons of clamp pressure, and also serves original equipment manufacturers principally located in the southeast and mid-Atlantic regions. Secondary operations performed at these plants include hot stamping, sonic welding, pad printing, chemical bonding, heat transfer decal application, spray painting, drilling and assembly. Injection molds and tools are generally provided by outside vendors. RPI operates on a just-in-time basis with many of its customers, and inventories, which are comprised primarily of various plastic resins and finished goods, are managed to minimal levels. Granville Plastics is ISO 9002 certified and Richmond Plastics has recently passed their ISO 9002 certification audit and has been recommended for certification.

Specialty Products Segment

     HMC manufactures and markets patented, portable electrochemical heaters and a line of shelf-stable meals that incorporate such heaters. The electrochemical heater is comprised of metallic alloy powder embedded with plastic that generates heat when activated by water, but is flameless, non-toxic and flexible in design. Since 1990, the Company has sold over 100 million flameless ration heaters ("FRH") to government contractors, which incorporate the FRH into "Meals-Ready-to-Eat" ("MRE's"), for the United States military. Since 1996, the Company has sold almost 2 million shelf-stable meals under the trademark "HeaterMeals"(R). HeaterMeals(R) is an assortment of breakfast and dinner entrees packaged with the patented electrochemical heater, utensil pack and water activation pouch, which allows the consumer to have a hot meal anyplace and anytime.


RESEARCH AND DEVELOPMENT

     The Company continually invests in the development of new products and manufacturing processes in each of its operating subsidiaries. All research and development costs, including salaries and wages of employees involved in research and development, are expensed as incurred.



MARKETING AND DISTRIBUTION

Plastic Injection Molding Segment

     The Company's Plastic Injection Molding Segment, which is currently comprised of RPI, manufactures plastic components which are generally sold to other manufacturers (original equipment manufacturers and other end-users) who incorporate these components in their products. The vast majority of sales are made directly by RPI's employees and are distributed principally by truck through the use of independent freight companies.

     Sales to one of RPI's customers, who operates in the home and building construction industry, approximated 12% of the Company's total net sales for 1998. RPI has provided services and products to hundreds of accounts, including many Fortune 1000 and large, privately-held customers.

Specialty Products Segment


     The Company's Specialty Products Segment, which is comprised of HMC, distributes its electrochemical heater primarily to government contractors which incorporate the flameless ration heaters into "Meals-Ready-to-Eat" ("MRE's"), for the United States military. Since 1990, the Company has sold over 100 million flameless ration heaters ("FRH") to these government contractors.

     HMC distributes its shelf-stable meals primarily through wholesalers to approximately 1200 truckstops throughout the United States, select grocery stores in Kentucky, Ohio, Indiana and Michigan and various specialty retail outlets. Since 1996, the Company has sold almost 2 million shelf-stable meals under the trademark "HeaterMeals"(R).

     The Company intends to expand its marketing and sales of the HeaterMeals(R) brand by broadening the geographic distribution of the products, creating new meals for new target audiences where the convenience of the self-heating feature is important, developing direct marketing opportunities, and exploiting the self-heating technology in other commercial categories. Recently, the Company has generated significant interest by others on an international basis that wish to incorporate the self-heating technology into meals for their target audiences.

     The Company has also expanded its marketing and distribution associated with its shelf-stable meals via direct marketing and the Internet. The Company has generated additional interest in these meals from certain specialty groups and individuals, like those concerned with the Year 2000 issue and disaster relief, where the shelf-stable meals can be reserved for use over periods of up to two years without any spoilage or adverse taste consequences.

     Sales to the government contractors approximated 23% and 55% of the Company's total net sales for 1998 and 1997, respectively. Another of HMC's customers represented 10% of the Company's total sales in 1997. The Company's total net sales in 1997 were derived solely from HMC.


RAW MATERIALS

Plastic Injection Molding Segment

RPI's principal raw material is pelletized plastic resin that is delivered in bulk quantities by railcar, truck, or in large boxes ("Gaylords"), typically weighing 1,000 pounds. RPI secures its resin primarily from General Polymers and Southern Polymers, among other suppliers. The resins used by RPI are crude oil or natural gas derivatives and may be affected to some extent by the supply, demand and price trends in the petroleum industry. RPI did not incur any material shortages or unavailability during 1998.
Prices experienced by RPI have been relatively stable, with certain resin prices rising and falling modestly. RPI does not have any long-term fixed price supply contracts with any of its vendors.

Specialty Products Segment

     HMC's principal raw material is magnesium powder which is delivered in bulk quantities by truck, or in barrels weighing 150 pounds. The magnesium powder used by HMC is derived from magnesium ingots and may be affected to some extent by the supply, demand and price trends in the minerals industry. HMC did not incur any material shortages or unavailability during 1998.
Prices experienced by HMC have been relatively stable. HMC does not have any long-term fixed price supply contracts with any of its vendors.


COMPETITIVE CONDITIONS

Plastic Injection Molding Segment

     RPI competes with numerous plastic injection molders throughout its sales territories. The competition for the products and services provided by RPI can be characterized as extensive. There are numerous companies that offer competing products nationally or internationally, and in certain geographic areas RPI has competition from local manufacturers as well. Many competitors can produce similar products with varying prices and qualities, and possess greater financial, marketing and research capabilities than those of RPI. Some of RPI's customers have the resources to manufacture comparable products with in-house resources.

     RPI believes that its trade name, reputation and long-standing history of providing high quality products are significant to its competitive position. Further, RPI believes that price is also a significant element of competition. The performance of RPI in the future will depend on its ability to develop and market its injection molding capabilities so as to gain additional customers and expand business opportunities with existing customers. The Company's operating performance could be adversely affected if it does not maintain its injection molding capabilities with its current customers; and, there can be no assurance that RPI will continue its current business volume in light of numerous competitive factors in this industry.

Specialty Products Segment

     With respect to HMC, the Company believes its products are different from those that currently exist in the marketplace because of the incorporation of its self-heating technology into its products. Further, the Company is protected by certain patents and license rights with respect to the self-heating technology. To the extent HMC's line of shelf-stable meals are to be sold in the food and beverage industry, that industry is highly competitive and is dominated by many competitors who are substantially larger and have greater financial resources than the Company.


EMPLOYEES

     As of December 25, 1998, the Company had four corporate employees, all of whom were full-time. As of such date, HMC had 30 employees, of whom 27 employees were full-time; and, RPI had 110 employees, of whom 109 employees were full-time.


PATENTS

     HMC is the owner of a patent for an exothermic heater device for wrapping around a pipe joint. The patent covers the use of a liquid activated exothermic heater within a liquid impervious flexible envelope configured to wrap around a pipe joint to heat and accelerate the cure of an epoxy adhesive around the joint. When appropriately wrapped around a pipe joint, water (or other liquid) is poured into the envelope to activate the heating material. The patent requires the use of an elongated pressure sensitive adhesive strip with a removable protective cover for securing the envelope to the pipe joint. This patent will expire on May 16, 2014.

     HMC also is the licensee of a patent for a flexible electrochemical heater in the form of a composite structure that includes a supercorroding metallic alloy powder dispersed in a porous matrix. The license grants exclusive worldwide rights in the commercial (non-military) market. Non-commercial market rights are subject to reservation of rights of the University of Cincinnati for its personnel and students under direct administrative control of the university. Countries covered by the license include Japan, United Kingdom and Canada. The license will expire November 3, 2003.


TRADEMARKS

     Except for HeaterMeals(R) and the phrase "The Meal with the Stove Inside", which are registered with the U.S. Patent and Trademark Office, the Company's trademarked names have not yet been formally registered. It is the Company's intention to claim a trademark on certain names under common law by using the "TM" symbol. The duration of such trademarks under common law is the length of time the Company continues to use them.


ITEM 2.     DESCRIPTION OF PROPERTY.

     The Company through its wholly-owned subsidiary, RPI, owns manufacturing facilities in Chester, Virginia and the Durham, North Carolina area. Each such facility is encumbered by a mortgage in favor of First Union National Bank. The Company through its wholly-owned subsidiary, HMC, leases its manufacturing facility in Cincinnati, Ohio. Additionally, the Company leases its executive office also located in Cincinnati, Ohio.


ITEM 3.     LEGAL PROCEEDINGS.

     The Company is not currently involved in any litigation or similar proceeding.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted during the fourth quarter of the fiscal year ended December 25, 1998 to a vote of USC's stockholders, through solicitation of proxies or otherwise.

                           PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
      MATTERS.

     The following table sets forth, for the periods indicated, the high and low bid price for the Common Stock for the quarters indicated as reported on the OTC Bulletin Board. The high and low bid prices were taken from the OTC Daily Trading Summary for the Company, supplied by Nasdaq Trading and Market Services.

                                  1997              1998
                            --------------     --------------
                            High       Low     High       Low
                            ------  ------     ------  ------
First Quarter            $   4        3/4    $  4 3/4      3
Second Quarter               3 3/4   2          5          2
Third Quarter                4 1/8   2 11/16    2 7/8      1/2
Fourth Quarter               4 5/8   3 1/4      3/4        3/32

     As of February 26, 1999, the Company had approximately 240 shareholders of record.

     The Company has never paid a cash dividend on the Common
Stock and does not expect to pay a cash dividend in the foreseeable future.


ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
       CONDITION AND RESULTS OF OPERATIONS.

Safe Harbor Provisions

     This report contains certain "forward-looking statements". The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing itself of the protection of such safe harbor with respect to all such forward-looking statements. These forward-looking statements, which are included in Management's Discussion and Analysis, describe future plans or strategies and include the Company's expectations of future financial results. The words "expect," "estimate," "anticipate," "predict," and similar expressions are intended to identify forward-looking statements. Important factors that could cause the actual results, performance or achievement of the Company to differ materially from the Company's expectations include the following: 1) one or more of the assumptions or other factors discussed in connection with particular forward-looking statements prove not to be accurate; 2) the Company is unsuccessful in increasing sales through its anticipated marketing efforts; 3) mistakes in cost estimates and cost over-runs; 4) the Company's inability to obtain financing for one or more acquisitions and/or for general operations; 5) non-acceptance of one or more products of the Company in the marketplace due to costs or other reasons; 6) the Company's inability to supply any product to meet market demand; 7) generally unfavorable economic conditions which would adversely effect purchasing decisions by retailers or consumers; 8) development of a similar competing product with HeaterMeals(R) which is not an infringement of any of the patents pertaining to those products; 9) inability of the owner of any of the patents to protect against infringement; 10) the inability to successfully integrate one or more acquisitions with the Company's operations (including the inability to successfully integrate several acquisitions at the same time, integrate businesses which may be diverse as to type of business, geographic area, or customer base and the diversion of management's attention among several acquired businesses) without substantial costs, delays or other problems;
11) if the Company experiences labor and/or employment problems such as work stoppages, inability to hire and/or retain competent personnel; 12) a shortage in the supply of significant raw materials, such as plastic resin and magnesium, which would significantly increase the cost of goods sold; 13) if the Company experiences unanticipated problems (including but not limited to accidents, fires, acts of God, etc.), or is adversely affected by problems of its suppliers, shippers, customers or others; and 14) potential material adverse consequences to the Company relating to the Year 2000 issue. All written or oral forward-looking statements attributable to the Company are made as of the date hereof, and the Company assumes no obligation to update the forward-looking statements, or to update the reasons why actual results could differ materially from those projected in the forward-looking statements.


Results of Operations

     The following is a discussion of the results of operations for the year ended December 25, 1998 as compared with the year ended December 31, 1997. USC did not own an operating company during the first 10 months of 1997, after which the Company acquired HMC. Therefore, the operating results for the year ended December 25, 1998 represent the Company's first complete fiscal year of operations with its wholly-owned subsidiaries, HMC and RPI.

     NET SALES. For the year ended December 25, 1998, net sales increased by $12,322,760 over the prior fiscal year, due to the inclusion of sales of newly acquired companies for a full fiscal year.

     COST OF SALES. For the year ended December 25, 1998, cost of sales increased by $9,649,694 over the prior fiscal year, due to the inclusion of sales of newly acquired companies for a full fiscal year.

     GROSS PROFIT. For the year ended December 25, 1998, gross profit increased by $2,673,066 over the prior fiscal year, due to the inclusion of sales of newly acquired companies for a full fiscal year. As a percentage of net sales, the gross profit margin increased from 9.5% for the year ended December 31, 1997 to 21.1% for the year ended December 25, 1998, due primarily to: (i) the inclusion of the operations of RPI, and (ii) substantial gross profit margin improvement with respect to the HMC operation versus the results of the period included in the prior year. The HMC gross margin improvement realized in the current year was primarily the result of significant reductions in cost of sales due to the implementation of material cost reductions, automation of processes and other efficiencies, and a modest increase in prices.

     OPERATING EXPENSES. For the year ended December 25, 1998, operating expenses increased by $2,159,551 when compared to such expenses in the prior fiscal year, due primarily to: (i) increases in selling, general and administrative expenses to $2,808,617 for the year ended December 25, 1998 from $1,566,220 for the year ended December 31, 1997 as a result of the inclusion of operations of newly acquired companies for a full fiscal year, net of a reduction in 1998 of selling, general and administrative expenses attributable to the corporate operations of approximately $300,000; (ii) increase in goodwill amortization of approximately $342,000 related to a full fiscal year of goodwill amortization arising from the HMC and RPI acquisitions; (iii) write-off of investment in potential acquisitions of $530,075 in the year ended December 25, 1998 as a result of the expirations of letters of intent with two potential acquisitions; and (iv) reorganization and restructuring expenses of $44,936 as a result of certain reorganization and restructuring activities during the fourth quarter of 1998.

     INTEREST EXPENSE, NET. Interest expense, net increased to $1,439,928 for the year ended December 25, 1998 versus $74,287 for the year ended December 31, 1997 as a result of: (i) additional borrowings related to the Company's acquisitions of HMC and RPI;
(ii) additional non-cash interest expense of $686,109 for the year ended December 25, 1998 versus $0 for the year ended December 31, 1997 related to the amortization of warrants issued in conjunction with certain debt financing arrangements in 1998; and (iii) additional borrowings related to the Company's financing of its corporate operations.

     INCOME TAXES. No income tax benefits attributable to the losses from continuing operations were recorded in the years ended December 25, 1998 and December 31, 1997 as a result of uncertainty associated with the realization of these deferred tax assets.

     SALE OF UNSC, INC. Effective November 30, 1998, the Company and T. J. Tully executed an Agreement providing for the sale of 100% of the outstanding shares of common stock of UNSC, Inc., an inactive wholly-owned subsidiary of the Company, to T.J. Tully for monetary consideration of $1 and the grant of an option to purchase 500,000 shares of the Company's Common Stock with an exercise price of $0.50 per share pursuant to the Company's 1998 LTIP.

     INFLATION. Management of the Company does not believe that inflation has had a significant impact on the Company's operations during the past three fiscal years. No significant amount of sales or purchases is made pursuant to fixed price, long-term agreements.


Liquidity and Capital Resources

     SOURCE AND USE OF FUNDS. The Company's primary source of liquidity has been cash generated from operating activities, borrowings from related parties and a financial institution, and proceeds from the issuance of the Company's Common Stock through its private placement program. See "FINANCING ARRANGEMENTS" and "ON-GOING FINANCING OF CORPORATE OPERATIONS AND ACQUISITIONS". During the year ended December 25, 1998, net cash provided by operating activities of $424,269 combined with the beginning cash balance was used to fund investing activities of $142,208 and financing activities of $603,291. Net cash used in investing activities was primarily due to purchases of property and equipment. Net cash used in financing activities was primarily due to payments on notes payable-related parties, payments on long-term debt and payments on a capital lease obligation, offset by additional borrowings from a revolving line of credit and notes payable-related parties, net proceeds from the issuance of Common Stock through its private placement program, and proceeds from borrowings on life insurance policies, net of an increase in cash surrender value.

     During the year ended December 31, 1997, net cash used in operating and investing activities of $905,289 and $7,326,357, respectively, was funded through additional borrowings on notes payable-related parties and long-term debt, proceeds from the issuance and subscription of Common Stock through the Company's private placement program, net of payments on notes payable-related parties.

     FINANCING ARRANGEMENTS. The Company has borrowed funds from NAVICAP and related affiliates to finance its on-going operations and acquisitions. NAVICAP is a merchant banking firm, which also owns approximately 31% of the total number of outstanding shares of the Company's Common Stock. The majority of the balance due to NAVICAP and related affiliates at December 25, 1998 is represented by an Amended and Restated Promissory Note.

     As of December 31, 1997 the majority of the balance due to NAVICAP and related affiliates was represented by a promissory note, which was due on demand. On March 30, 1998, the Company issued 500,000 Stock purchase warrants to NAVICAP in connection with an extension of the due date of the promissory note to September 30, 1999. The fair value of the stock purchase warrants was determined to be $1,059,500, which was allocated to the warrants and recorded as additional paid in capital. The amount allocated was based on the relative fair values of the debt and warrants at the time of the warrant issuance. The value of the stock purchase warrants was being amortized over the amended term through September 30, 1999. On August 26, 1998, NAVICAP agreed to restructure this promissory note by accepting 500,000 shares of the Company's Common Stock in lieu of a $500,000 reduction in the principal amount of the indebtedness.

     Effective November 30, 1998, the Company and NAVICAP executed the Amended and Restated Promissory Note to modify the terms of the previously outstanding promissory note, which as of November 30, 1998 was comprised of principal and accrued interest of $2,440,363 and $289,137, respectively. The terms set forth in the Amended and Restated Promissory Note provide that accrued interest through November 30, 1998 along with interest for the period December 1, 1998 through December 25, 1998 shall be capitalized as additional principal, after which time interest will then be payable quarterly at 12% per annum. This Amended and Restated Promissory Note also provided for a maturity date of October 30, 2003 and a conversion feature exercisable on or before December 24, 1998 which allowed for any amount of interest and/or principal up to a maximum of $1,000,000 to be converted into shares of the Company's Common Stock at a value of the greater of $0.25 per share or the current market price on the date of conversion. As a result of the extension of the maturity date of the Amended and Restated Promissory Note on November 30, 1998, the Company prospectively adjusted the amortization period of the stock purchase warrants previously issued to NAVICAP through October 30, 2003. The remaining unamortized balance of the stock purchase warrants as of December 25, 1998 was $578,635.

     On December 4, 1998, NAVICAP exercised its option to convert $1,000,000 of principal due under the Amended and Restated Promissory Note in exchange for 4,000,000 shares of the Company's Common Stock. After giving effect to the capitalized interest, the debt conversion and the debt substitution referred to below, the balance of the Amended and Restated Promissory Note at December 25, 1998 was $542,217.

     Further on November 30, 1998, as a component of the Amended and Restated Promissory Note, the Company and NAVICAP agreed to substitute $1,193,100 of the aggregate principal and accrued interest owed to NAVICAP to a then non-affiliate of the Company, William A. Frey III ("Frey" and "Frey Note"), who subsequently became the holder of a majority of the Company's Common Stock and Chairman and Chief Executive Officer of the Company. The terms set forth in the Frey Note provide that accrued interest for the period December 1, 1998 through December 25, 1998 shall be capitalized as additional principal, after which time interest will then be payable quarterly at 12% per annum. The Frey Note also provided for a maturity date of October 30, 2003 and provides for a conversion feature, which allows for any amount of interest and/or principal to be converted into shares of the Company's Common Stock at a value of $0.14 per share. After giving effect to the capitalized interest, the balance on the Frey Note at December 25, 1998 was $1,203,054.

     Also on November 30, 1998, Frey provided a short-term loan in the amount of $100,300 to T.J. Tully, the Company's then Chairman and Chief Executive Officer, and certain related family members, who collectively held a majority of the Company's Common Stock (altogether the "Tully Group"), which in turn was used for the purpose of providing a short-term loan ("Tully Loans -1") in the same amount to the Company for additional working capital purposes. On December 22, 1998, in conjunction with the transactions described above, the Tully Group agreed to provide additional working capital to the Company in the form of short-term loans ("Tully Loans -2") in the amount of $274,700. The Tully Loans -1 and -2 provide for interest at 11% and are due on February 28, 1999.

     During 1998, T.J. Tully and a related family member provided other loans to the Company for working capital purposes in the aggregate amount of $37,000, which generally provide for interest at 12% and are otherwise due on demand.

     On July 22, 1998, HMC entered into a Revolving Line of Credit Agreement ("RLCA") with a financial institution. The RLCA provides for: (i) borrowings up to $150,000 pursuant to a formula based on eligible accounts receivable; (ii) monthly interest at a variable rate equal to 3.0% above the financial institution's prime commercial rate (10.75% at December 25, 1998); (iii) maturity date of July 22, 1999; and (iv) customary financial and other covenants.

     On February 3, 1999, the RCLA was amended to permit borrowings up to $300,000 pursuant to a formula based on eligible accounts receivable and inventories and provided for an extended maturity date of February 20, 2000.

     RPI maintains a long-term debt facility ("RPI Facility") with First Union National Bank ("First Union"), which as of December 25, 1998 had an outstanding balance of $3,880,060. This revolving line of credit arrangement provides for a maximum borrowing of $6,000,000 based on a percentage of eligible accounts receivable, manufacturing equipment and real estate values, and includes predetermined quarterly reductions in amounts that may be outstanding with regard to manufacturing equipment and real estate. At December 25, 1998, the permitted maximum borrowing pursuant to the terms of the facility was approximately $4,300,000. The RPI Facility also provides for interest at the lower of prime (as defined) plus 0.75% or LIBOR plus 3.5% (8.50% and 9.22% at December 25, 1998 and December 31, 1997, respectively). Principal and interest are due in full in April 2000 and substantially all assets of RPI are pledged as collateral. The RPI Facility is subject to a loan agreement, which contains certain operating and financial covenants. At December 25, 1998, the Company was in violation of one such covenant, which since has been waived by First Union.

     ON-GOING FINANCING OF CORPORATE OPERATIONS AND ACQUISITIONS. While it is anticipated that the Company's subsidiaries will generate sufficient cash flow and have sufficient resources to fund their operations and financial obligations as they become due in 1999, the Company's corporate operations will require additional financial resources to support itself during 1999, although it is anticipated that the Company's HMC subsidiary will be able to provide a substantial amount of financing for the Company's corporate operations during the last half of 1999 after it completes the required payments under the Company's capital lease obligation.

     Accordingly, in an effort to provide financing for the Company's corporate operations during the first half of 1999 and to provide financial resources to complete desired acquisitions, the Company embarked on a project to refinance its indebtedness with respect to its RPI subsidiary. In March 1999, the Company executed commitments letters with a national corporate finance institution to provide term and revolving loan facilities to accomplish the refinance project. The Company anticipates the closing of the refinance project in the second quarter of 1999; however, the commitment letters are contingent upon the successful completion of numerous pre-closing activities, including among other things, completion of the loan documentation and environmental and other studies.

     During the first three months of 1999, financing of the Company's corporate operations has been provided by the Company's Vice Chairman, related family members and the Chairman and Chief Executive Officer. Management is continuing to evaluate opportunities with various investors to raise additional capital, without which the Company's growth will be restricted. Although management believes that sufficient financing resources are available, there can be no assurance that such resources will continue to be available to the Company or that they will be available on terms favorable to the Company. In the event, the refinance project can not be completed and if financial resources are not otherwise available to support the Company's corporate operations, then the Company will be required to scale back or eliminate certain corporate functions or sell some of its products or operating assets.

     YEAR 2000. During 1998, the Company continued to develop its plan ("Y2K Plan") to identify, assess and remediate "Year 2000" issues within each of its significant computer programs and certain equipment which contains micro-processors. The Y2K Plan is addressing the issue of computer programs and embedded computer chips being unable to distinguish between the year 1900 and the year 2000, if a program or chip uses only two digits rather than four to define the applicable year. The Company has completed the assessment and planning phases of the Y2K Plan in 1998, and is now addressing the conversion, implementation and testing phases. Currently, the Company's financial and manufacturing operations do not rely on highly sophisticated date driven processes and, as such, compliance with Year 2000 requirements is not significant in these areas. Each of the Company's financial and manufacturing systems is being updated, if necessary, to appropriately address Year 2000 issues. The total cost of ensuring the Company's compliance with the Year 2000 issues was not significant in 1998 and is not expected to be significant in 1999 or beyond. The Company expects to resolve all of its Year 2000 issues during late 1999.

     The Company is also in the process of identifying and contacting critical suppliers and customers regarding their plans and progress in addressing their Year 2000 issues. The Company has received varying information from such third parties on the state of compliance or expected compliance. In general, the suppliers and customers have developed or are in the process of developing plans to address their Year 2000 issues. The Company will continue to monitor and evaluate the progress of suppliers and customers on this critical matter.

     Based on the progress the Company has made in addressing its Year 2000 issues and the plans and timelines to complete this project, the Company does not foresee significant risks associated with its Year 2000 compliance regarding its own financial and manufacturing systems at this time. The Company has not developed a detailed contingency plan, but given the current status of its progress, it appears that all financial and manufacturing systems will be compliant. However, if the Company identifies significant risks related to its Year 2000 compliance, including the failure to correct a material Year 2000 problem of its critical suppliers and customers, or its progress deviates from the anticipated timeline, the Company will develop contingency plans as deemed necessary at that time.

     The failure to correct a material Year 2000 problem, including such a failure by a critical supplier or customer, could result in an interruption in, or failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of critical suppliers and customers, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's operations, liquidity and financial condition.

ITEM 7.     FINANCIAL STATEMENTS.

     The consolidated financial statements and related notes thereto of the Company for the year ended December 25, 1998 are included in this Report on Form 10-KSB in their entirety immediately following the signature pages hereto.


ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                         PART III

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
            PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE
            ACT.

DIRECTORS AND EXECUTIVE OFFICERS

     The following individuals serve as the Company's Directors and executive officers:

     William A. Frey III, age 53, has served as the Company's Chairman of the Board of Directors and Chief Executive Officer since January 1, 1999. Mr. Frey is the Founder and Chairman of Trinity Healthcare Corporation ("THC") and holds executive positions with other enterprises related to THC. Before THC, Mr. Frey was Secretary of the Board of Directors; President, Financial Services Division and Chief Financial Officer of Life Care Centers of America. Prior to Life Care Centers of America, Mr. Frey was a Manager at Price Waterhouse & Co.

     Thomas J. Tully, age 69, has been a Director of the Company since February 12, 1997 and Vice Chairman since January 1, 1999. Prior to January 1, 1999, he was the Company's Chairman and Chief Executive Officer. In 1993, Mr. Tully founded the Company's subsidiary, UNSC, Inc. and has served as its Chief Executive Officer since inception. From 1985 to 1993, Mr. Tully served as President and owner of American Marketing/Financial Industries, Inc., a marketing firm.

     Donald T. Zimmerman, Jr., age 45, a Director and President of the Company since January 1, 1999 has also served as Chief Operating Officer of the Company since January 1998. From 1996 until January 1998, Mr. Zimmerman served as a management consultant specializing in business strategy, marketing and new product development. From 1983 through 1996, Mr. Zimmerman served in various capacities at the Andrew Jergens Company, a wholly-owned subsidiary of Kao Corporation of Japan and a personal care products company, with his last position being Senior Vice President. Mr. Zimmerman is also President of HMC and Vice President of RPI, both of which are wholly-owned subsidiaries of the Company.

     Granville G. Valentine III, age 44, has been Senior Vice President of the Company since December 1997. Mr. Valentine had been an officer of R. P. Industries, Inc., including serving as President and Chief Executive Officer, from July 1993 until the Company completed its acquisition of that subsidiary in January 1998. Mr. Valentine was employed by James River Corporation from 1978 until July 1993. Mr. Valentine is also President and Chief Executive Officer of R. P. Industries, Inc., a wholly-owned subsidiary of the Company.

     Jeffrey A. Pakrosnis, age 36, has been Vice President, Chief Financial Officer and Secretary of the Company since July 6, 1998. From May 1997 through July 1998, Mr. Pakrosnis served as Vice President and Chief Financial Officer of Universal Document Management Systems, Inc. ("UDMS"), a document solutions software and service provider and a wholly-owned subsidiary of publicly-traded MedPlus, Inc. For the 11 years prior to UDMS, Mr. Pakrosnis was with KPMG Peat Marwick LLP, and served as Senior Audit Manager over the last five years. Mr. Pakrosnis is also Vice President, Secretary and Treasurer of HMC and Vice President of RPI.


ITEM 10.     EXECUTIVE COMPENSATION.

Summary

     The following summary compensation table sets forth all compensation paid or accrued by the Company for services rendered in all capacities during the three years ended December 25, 1998 by the Chief Executive Officer and the three other most highly compensated executive officers of the Company. There were no other executive officers of the Company whose total salary and bonus exceeded $100,000 in the 1998 fiscal year.


                                                                           SUMMARY COMPENSATION TABLE
                                                               Annual Compensation         Long-Term Compensation
                                                       -------------------------------   ---------------------------
                                                                      Other             Stock               LTIP         All
                                                                      Annual           Awards              Payout       Other
                              Year      Salary        Bonus        Compensation           $     Options #    $      Compensation
                              ----      ------       ------        ------------        -----   ----------  ------   ------------
T.J. Tully                    1998    $ 86,250     $   -                -                -       700,000     -        $   -
Chairman and                  1997      70,000         -                -                -          -        -            -
Chief Executive               1996        -            -                -                -          -        -            -
Officer

Donald T.                     1998     158,333 (1)     -  (1)           -                -       400,000     -            -
Zimmerman                     1997        -            -                -                -          -        -            -
Chief  Operating              1996        -            -                -                -          -        -            -
Officer

Granville G.                  1998     160,000      62,968 (2)          -                -        35,000     -          5,454 (2)
Valentine III                 1997        -            -                -                -          -        -            -
Senior Vice                   1996        -            -                -                -          -        -            -
President

Jeffrey A.                    1998      38,182 (3)  20,000 (3)          -                -       400,000     -            -
Pakrosnis                     1997        -            -                -                -          -        -            -
Chief Financial               1996        -            -                -                -          -        -            -
Officer


(1) Amounts reflected herein are exclusive of salary and bonus amounts of $41,667 and $50,000, respectively, not paid to the named executive as of March 31, 1999 and which may not be paid in the foreseeable future.
(2) Bonus and All Other Compensation earned by Granville G. Valentine III was pursuant to R. P. Industries, Inc.'s Cash Profit-Sharing Plan and Deferred Profit-Sharing Retirement Plan, respectively.
(3) Amounts reflected herein are exclusive of salary and bonus amounts of $20,000 and $50,000, respectively, not paid to the named executive as of March 31, 1999 and which may not be paid in the foreseeable future.

Compensation of Directors

Directors of the Company are not entitled to compensation.

Employment Contract and Termination of Employment and Change-in-
Control Arrangements

     During 1998, the Company entered into employment agreements with Messrs. Tully, Zimmerman and Pakrosnis which provide for five year terms, an agreed upon annual salary, benefits, nonstatutory stock option grant, and provisions concerning termination of employment upon sale or change in control of the Company. In addition, in connection with the Company's acquisition of RPI on December 31, 1997, the Company entered into an employment agreement with Mr. Valentine which provides for a five-year term, and agreed upon annual salary, benefits, nonstatutory stock option grant and provisions concerning termination of employment upon sale or change in control of RPI.

     Further, effective January 1, 1999, the Company's Board of Directors has elected Mr. Frey as Chairman of the Board of Directors and Chief Executive Officer. Mr. Tully, who remains as a Director, has been elected Vice Chairman. Mr. Zimmerman has been promoted to President and Chief Operating Officer and elected to the Board of Directors.

     In conjunction with Mr. Frey's election as Chief Executive Officer, the Company entered into a five-year employment agreement with Mr. Frey, which provides for an agreed upon salary, benefits, nonstatutory stock option grant and provisions concerning termination of employment upon sale or change in control of the Company.

Stock Option Plan

     In 1998, the Company's stockholders and Board of Directors approved the adoption of the 1998 Long-Term Incentive Plan ("1998 LTIP") pursuant to which the Company's Board of Directors may grant stock options, stock appreciation rights and stock awards to the Company's officers and key employees. No specific number of shares were reserved for issuance under the 1998 LTIP. Subject to other maximums depending on the type of issuance under the 1998 LTIP, the maximum number of shares of Common Stock that may be delivered to any participant is 1,500,000 shares. Stock options and stock appreciation rights are granted with an exercise price at least equal to the underlying common stock's fair market value at the date of grant. Stock options issued under the 1998 LTIP have three or five-year terms and may be exercisable immediately or ratably over the terms, both of which are determined by the Board of Directors. As of December 25, 1998, stock options to acquire 1,575,000 and 1,561,667 shares of Common Stock remained outstanding and exercisable, respectively, with exercise prices ranging between $0.50 and $3.75 per share.
Stock Option Grants

     The following table sets forth information concerning options granted to each of the named executive officers during the 1998 fiscal year.

                                                           Individual Grants
                                     --------------------------------------------------------
                                                    Percentage of
                                                    Total Options
                                                     Granted to
                                     Options        Employees in   Exercise price   Expiration
                                    Granted #       Fiscal 1998 %     Per Share $      Date
                                    ---------       -------------  --------------  -----------
T.J. Tully                           200,000             12.7            0.75         9/3/03
T.J. Tully                           500,000             31.6            0.50       11/30/03
Donald T. Zimmerman                  400,000             25.3            0.53        9/24/03
Granville G. Valentine III            35,000              2.2            3.75         2/1/03
Jeffrey A. Pakrosnis                 400,000             25.3            0.53        9/24/03


Stock Option Exercises

     The following table sets forth information concerning options exercised during the 1998 fiscal year by the named executive officers of the Company, as well as the aggregate value of unexercised options held by such executive officer at December 25, 1998. The Company has no stock appreciation rights, either freestanding or in tandem with stock options.



                                                                  Value of Unexercised In-the-
                                  Number of Unexercised Options         Money Options at
                                      at December 25, 1998            December 25, 1998 (1)
                                  -----------------------------   ----------------------------

                      Shares
                     Acquired      Value                  Unexerci-                 Unexerci-
                   on Exercise   Realized   Exercisable   sable      Exercisable      sable
                  ------------   --------   -----------  ---------   -----------   -----------
T.J. Tully              -           -         700,000       -             -            -
Donald T.
Zimmerman               -           -         400,000       -             -            -
Granville G.
Valentine III           -           -          35,000       -             -            -
Jeffrey A. Pakrosnis    -           -         400,000       -             -            -

(1) Calculated based upon the closing bid price of the Company's
    Common Stock as reported on the OTC Bulletin Board as of December 25, 1998, which was $0.375.

Report on Repricing of Options/SARS

     On July 2, 1998, pursuant to the employment agreement with Mr. Tully, the Company granted an option to purchase 200,000 shares of the Company's Common Stock with an exercise price of $1.9375 per share, the fair market value of the underlying Common Stock at the date of grant. Because the Company could not at that time make its contractual salary payments to Mr. Tully and otherwise wished to retain his services, the Company agreed to amend the stock option agreement in September, 1998 to provide for an exercise price of $0.75 per share, the fair market value of the underlying Common Stock at the date of amendment.

     On May 16, 1998, pursuant to the employment agreement with Mr. Zimmerman, the Company granted an option to purchase 160,000 shares of the Company's Common Stock with an exercise price of $2.37 per share, the fair market value of the underlying Common Stock at the date of grant. Because the Company could not at that time make its contractual salary payments to Mr. Zimmerman and otherwise wished to retain his services, the Company agreed to amend the stock option agreement in September, 1998 to provide for a grant of 400,000 options with an exercise price of $0.53 per share, the fair market value of the underlying Common Stock at the date of amendment.

     On August 3, 1998, pursuant to the employment agreement with Mr. Pakrosnis, the Company granted an option to purchase 72,500 shares of the Company's Common Stock with an exercise price of $1.9375 per share, the fair market value of the underlying Common Stock at the date of grant. Because the Company could not at that time make its contractual salary payments to Mr. Pakrosnis and otherwise wished to retain his services, the Company agreed to amend the stock option agreement in September, 1998 to provide for a grant of 400,000 options with an exercise price of $0.53 per share, the fair market value of the underlying Common Stock at the date of amendment.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT.

     The following table sets forth information with respect to the beneficial ownership of shares of all classes of the Company's voting securities as of March 26, 1999 of each executive officer, each director, and each stockholder known to be the beneficial owner of 5% or more of any class of the Company's voting securities and all officers and directors as a group.


                                                         Amount and
                           Name and Address of            Nature of
      Title of Class        Beneficial Owner          Beneficial Owner     Percent of Class
-----------------------   ----------------------    --------------------  -------------------
Common Stock              William A. Frey III,
                          Chairman and Chief
                          Executive Officer            13,366,382 1               55.5%

Common Stock              T.J. Tully, Vice Chairman       900,000 2                5.2%

Common Stock              Donald T. Zimmerman,
                          President and Chief
                          Operating Officer               400,000 3                2.4%

Common Stock              Granville G. Valentine III,
                          Senior Vice President           102,124 4                0.6%

Common Stock              Jeffrey A. Pakrosnis,
                          Vice President and
                          Chief Financial Officer         400,000 3                2.4%

Common Stock              Directors and Officers
                          as a Group                   15,168,506                 59.2%

Common Stock              NAVICAP                       5,200,460 5               31.3%

(1) Includes 372,500 shares owned by Frey, 165,000 and 50,000 shares beneficially owned by Frey through Trinity Fund VII and Trinity Healthcare Corporation, respectively, warrants held by Frey to purchase an additional 500,000 and 6,000,000 shares of the Company's Common Stock with exercise prices of $4.00 and $0.14 per share, respectively, 5,278,882 shares beneficially owned by Frey through Trinity Capital Group, LLC and an option held by Frey to purchase an additional 1,000,000 shares of the Company's Common Stock with an exercise price of $0.56 per share granted pursuant to the Company's 1998 Long-Term Incentive Plan ("1998 LTIP").
(2) Includes 100,000 shares owned by T.J. Tully, 100,000 shares owned by his spouse and options held by T.J. Tully granted pursuant to the Company's 1998 LTIP to purchase an additional 200,000 and 500,000 shares of the Company's Common Stock with exercise prices of $0.75 and $0.50 per share, respectively.

(3) Comprised of options to purchase 400,000 shares of the Company's Common Stock with an exercise price of $0.53 per share granted pursuant to the Company's 1998 LTIP.

(4) Includes 67,124 shares owned by Granville G. Valentine and options to purchase an additional 35,000 shares of the Company's
Common Stock with an exercise price of $3.75 per share granted pursuant to the Company's 1998 LTIP.

(5) Includes 5,135,270 shares owned by NAVICAP Corporation (f/k/a Ramsay-Hughes), 50,880 shares owned by Gregory Pitner, a Director, Officer and shareholder of NAVICAP, and 14,310 shares owned by other related parties of NAVICAP.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     As of December 25, 1998, the Company was indebted in the amount of $573,383 in principal and interest to NAVICAP and related affiliates. Anthony G. Covatta, a Director of the Company until his resignation in June 1998, is a stockholder of the Company, and also a Director and stockholder of NAVICAP. In addition, Mr. Covatta's law firm, Drew & Ward, served in various capacities as legal counsel for the Company during 1997.

     As of December 31, 1997, the majority of the balance due to NAVICAP and related affiliates was represented by a promissory note, which was due on demand. On March 30, 1998, the Company issued 500,000 stock purchase warrants to NAVICAP in connection with an extension of the due date of the promissory note to September 30, 1999. The fair value of the stock purchase warrants was determined to be $1,059,500, which was allocated to the warrants and recorded as additional paid in capital. The amount allocated was based on the relative fair values of the debt and warrants at the time of the warrant issuance. The value of the stock purchase warrants was being amortized over the amended term through September 30, 1999. On August 26, 1998, NAVICAP agreed to restructure this promissory note by accepting 500,000 shares of the Company's Common Stock in lieu of a $500,000 reduction in the principal amount of the indebtedness.

     Effective November 30, 1998, the Company and NAVICAP executed the Amended and Restated Promissory Note to modify the terms of the previously outstanding longer-term promissory note, which as of November 30, 1998 was comprised of principal and accrued interest of $2,440,363 and $289,137, respectively. The terms set forth in the Amended and Restated Promissory Note provide that accrued interest through November 30, 1998 along with interest for the period December 1, 1998 through December 25, 1998 shall be capitalized as additional principal, after which time interest will then be payable quarterly at 12% per annum. This Amended and Restated Promissory Note also provided for a maturity date of October 30, 2003 and a conversion feature exercisable on or before December 24, 1998 which allowed for any amount of interest and/or principal up to a maximum of $1,000,000 to be converted into shares of the Company's Common Stock at a value of the greater of $0.25 per share or the current market price on the date of conversion. As a result of the extension of the maturity date of the Amended and Restated Promissory Note on November 30, 1998, the Company prospectively adjusted the amortization period of the stock purchase warrants previously issued to NAVICAP through October 30, 2003. The remaining unamortized balance of the stock purchase warrants as of December 25, 1998 was $578,635.

     On December 4, 1998, NAVICAP exercised its option to convert $1,000,000 of principal due under the Amended and Restated Promissory Note in exchange for 4,000,000 shares of the Company's Common Stock. After giving effect to the capitalized interest, the debt conversion and the debt substitution referred to below, the balance of the Amended and Restated Promissory Note at December 25, 1998 was $542,217.

     Further on November 30, 1998, as a component of the Amended and Restated Promissory Note, the Company and NAVICAP agreed to substitute $1,193,100 of the aggregate principal and accrued interest owed to NAVICAP to a then non-affiliate of the Company, William A. Frey III ("Frey" and "Frey Note"), who subsequently became the holder of a majority of the Company's Common Stock and Chairman and Chief Executive Officer of the Company. The terms set forth in the Frey Note provide that accrued interest for the period December 1, 1998 through December 25, 1998 shall be capitalized as additional principal, after which time interest will then be payable quarterly at 12% per annum. The Frey Note also provided for a maturity date of October 30, 2003 and provides for a conversion feature, which allows for any amount of interest and/or principal to be converted into shares of the Company's Common Stock at a value of $0.14 per share. After giving effect to the capitalized interest, the balance on the Frey Note at December 25, 1998 was $1,203,054.

     Also on November 30, 1998, Frey provided a short-term loan in the amount of $100,300 to T.J. Tully, the Company's then Chairman and Chief Executive Officer, and certain related family members, who collectively held a majority of the Company's Common Stock (altogether the "Tully Group"), which in turn was used for the purpose of providing a short-term loan ("Tully Loans -1") in the same amount to the Company for additional working capital purposes. On December 22, 1998, in conjunction with the transactions described above, the Tully Group agreed to provide additional working capital to the Company in the form of short-term loans ("Tully Loans -2") in the amount of $274,700. The Tully Loans -1 and -2 provide for interest at 11% and are due on February 28, 1999.

     During 1998, T.J. Tully and a related family member provided other loans to the Company for working capital purposes in the aggregate amount of $37,000, which generally provide for interest at 12% and are otherwise due on demand.

     On April 13, 1998, consulting agreements were entered into between T.J. Tully, then Chief Executive Officer of the Company, and his spouse, individually, and NAVICAP which provided for the payments of 300,000 and 200,000 shares, respectively, of the Company's Common Stock owned by T.J. Tully and his spouse in exchange for expertise, consultation, advice and other services rendered by NAVICAP to T.J. Tully and his spouse.

     On December 22, 1998, Trinity Capital Group, LLC ("TCG"), of which William A. Frey III ("Frey") is Chief Manager, purchased a total of 5,278,882 shares of the Company's Common Stock held by T.J. Tully, then the Company's sole Director, Chairman and Chief Executive Officer, and certain related family members (altogether, the "Tully Group") in exchange for cash consideration of $527,889. In a separate transaction, on November 18, 1998, Frey purchased 300,000 shares of the Company's Common Stock held by James F. Tully, a related family member of T.J. Tully, in exchange for cash consideration of $30,000.

     In addition, in contemplation of the purchase of 5,278,882 shares of Common Stock by Frey from the Tully Group on December 22, 1998, the Company issued a warrant on November 30, 1998 to Frey to purchase 6,000,000 shares of the Company's Common Stock at $0.14 per share. The warrant is immediately exercisable and expires on October 30, 2003. As a result of this transaction, the Company recorded a non-cash expense of $515,545, which represented the fair value of the warrant on the date of issuance. Prior to this warrant issuance, Frey had obtained warrants to purchase 400,000 shares of the Company's Common Stock with an exercise price of $4.00 per share from the warrants issued to NAVICAP by the Company in March 1998.

     Effective November 30, 1998, the Company and T. J. Tully executed an Agreement providing for the sale of 100% of the outstanding shares of common stock of UNSC, Inc., an inactive wholly-owned subsidiary of the Company, to T.J. Tully for monetary consideration of $1 and the grant of an option to purchase 500,000 shares of the Company's Common Stock with an exercise price of $0.50 per share pursuant to the Company's 1998 LTIP. Further, effective November 15, 1998, T.J. Tully forgave accrued and unpaid compensation due from the Company in the amount of $25,000.

     UNSC, Inc. had obtained from In-Flo Liquid Dispensing Corporation ("In-Flo") the exclusive worldwide marketing rights to sell a collapsible bottle. UNSC, Inc. was assigned the rights to the collapsible bottle from Diverse Products Incorporated ("Diverse"). As consideration for the assignment, UNSC, Inc. agreed to pay to Diverse $250,000 which was amended to $0.05 for each collapsible bottle sold by or through UNSC with a maximum of $250,000. The consideration was subsequently reduced to $0.04 for each collapsible bottle sold by or through UNSC with a maximum of $200,000. In consideration for this reduction, the Company agreed to prepay (on behalf of UNSC) $40,000 of the $200,000 total, payable at the rate of $5,000 per month for eight months beginning on July 30, 1997. The Company completed payment of the entire $40,000 in February 1998. Mr. T.J. Tully and his brother, Mr. James F. Tully, are the sole shareholders, directors and officers of Diverse. T.J. Tully is a Director, Vice Chairman and stockholder of the Company. Prior to January 1, 1999, T.J. Tully was the Company's Chairman and Chief Executive Officer. James F. Tully is a stockholder of the Company.

     Mr. Richard Hughes, the former President of the Company until his resignation in June 1998, had been paid a one-time bonus of $79,000 during 1997 in consideration of his employment with the Company.

                        PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

                                                   Sequentially
Exhibit       Description of Exhibit               Numbered Page
Number
---------   ------------------------------------  ----------------
3.1         Articles of Incorporation of
            Registrant, including subsequent
            updates                                  Note (a)

3.2         Bylaws of Registrant

10.1        Sales Agreement between In-Flo
            Liquid Dispensing Corporation and
            diverse Products Incorporated
            dated May 5, 1995                          (c)

10.2        Assignment of Sales Agreement
            between Diverse Products
            Incorporated and Health Shields
            Corporation date May 9, 1995               (c)

10.3        Assignment of Sales Agreement
            between In-Flo Liquid Dispensing
            Corporation and In-flo North
            America Limited dated January 22, 1996.    (c)

10.4        Addendum to Assignment of Sales
            Agreement between Diverse Products
            Incorporated and Health Shields
            Corporation dated August 8, 1996.          (c)

10.5        Amending Agreement between Info
            North America Limited and Health
            Shields Incorporated dated February
            1, 1996                                    (c)

10.6        Second Addendum to Assignment of
            Sales Agreement between Diverse
            Products Incorporated and USC dated
            April 10. 1997                             (c)

10.7        Promissory Note of USC dated
            December 12, 1995 in favor of
            Ramsay-Hughes, Inc.                        (c)

10.8        Letter of Ramsay-Hughes, Inc.
            dated December1, 1996 extending
            Promissory Note dated December
            12, 1995                                   (c)
10.9        Promissory Note of USC dated
            December 1, 1996 in favor of
            Ramsay-Hughes, Inc.                        (c)

10.10       Agreement and Plan of Share
            Exchange by and between The
            HeaterMeals Company and United
            Shields Corporation dated September
            12, 1997.                                  (d)

10.11       Merger Agreement by and among
            R. P. Industries, Inc. and United
            Shields Corporation and its wholly
            owned subsidiary dated October
            22, 1997.                                  (e)

10.12       Third Addendum to Assignment of
            Sales Agreement dated as of July
            29, 1997 between diverse Products
            Incorporated and United Shields
            Corporation (Subsidiary)                   (f)

10.13       Promissory Note of the Company
            dated May 22, 1997 in favor of
            Ramsay-Hughes, Inc.                        (g)

10.14       Stock Pledge Agreement dated
            May 29, 1997 between T.J. Tully
            and Ramsay-Hughes, Inc.                    (g)

10.15       Stock Pledge Agreement dated May
            29, 1997 between James F. Tully
            and Ramsay-Hughes, Inc.                    (g)

10.16       Stock Pledge Agreement dated May
            29, 1997 between Gay N. Tully and
            Ramsay-Hughes, Inc.                        (g)

10.17       Agreement dated August 7, 1997
            between Master Molders, Inc. and
            the Company                                (g)

10.18       Management Agreement dated August
            7, 1997 between Master Molders, Inc.
            and the Company                            (g)

10.19       Share Exchange Agreement by and
            between Capital 2000, Inc. and
            United Shields Corporation dated
            February 12, 1997                          (h)
10.20       Sale and Leaseback Agreement dated
            as of December 29, 1997 between The
            HeaterMeals Company and Information
            Leasing Corporation                        (i)

10.21       Lease Agreement dated as of December
            29, 1997 between The HeaterMeals
            Company and Information Leasing
            Corporation                                (i)

10.22       Unconditional guaranty dated December
            29, 1997 by United Shields Corporation
            to Information Leasing Corporation         (i)

10.23       Subordination Agreement dated as of
            December 29, 1997 by and between
            The HeaterMeals Company, United
            Shields Corporation, Information
            Leasing Corporation and Ramsay-Hughes,
            Inc.                                       (i)

10.24       Warrant to Purchase Common Stock
            of United Shields Corporation dated
            December 29, 1997 issued to Information
            Leasing Corporation                        (i)

10.25       Registration Rights Agreement dated
            December 29, 1997 between United
            Shields Corporation and Information
            Leasing Corporation                        (i)

10.26       Revolving Credit and Security
            Agreement dated December 30, 1997
            by and among R. P. Industries of
            Ohio, Inc., United Shields
            Corporation, Furniture Plastics
            of Forest City, Inc., Granville
            Plastics Company, Inc., R. P.
            Enterprises, Inc., Richmond
            Plastics, Inc., R. P. Real Estate,
            Inc. and First Union National Bank         (i)

10.27       Environmental Liabilities Agreement
            dated December 30, 1997 by and among
            R. P. Industries of Ohio, Inc. and
            First Union National Bank                  (i)

10.28       Environmental Liabilities Agreement
            dated December 30, 1997 by and among
            Granville Plastics, Inc. and First
            Union National Bank                        (i)

10.29       Pledge Agreement dated December 30,
            1997 by and among R. P. Industries
            of Ohio, Inc. United Shields
            Corporation, Furniture Plastics of
            Forest City, Inc., Granville Plastics
            Company, Inc., R. P. Enterprises,
            Inc., Richmond Plastics, Inc., R. P.
            Real Estate, Inc. and First Union
            National Bank                              (i)

10.30       Revolving Promissory Note dated
            December 30, 1997 from R. P.
            Industries of Ohio, Inc. to First
            Union National Bank                        (i)

10.31       Credit Line Deed of Trust and
            Assignment of Rents by R. P.
            Industries of Ohio, Inc. to First
            Union National Bank                        (i)

10.32       Credit Line Deed of Trust and
            Assignment of Rents by Granville
            Plastics Company, Inc. to First Union
            National Bank                              (i)

10.33       Letter Agreement dated December 11,
            1997 between United Shields
            Corporation and Master Molders, Inc.       (i)

10.34       Promissory Note dated December 18,
            1997 from Master Molders, Inc. to
            United Shields Corporation                 (i)

10.35       Amended and Restated Promissory
            Note dated December 29, 1997 from
            United Shields Corporation to
            NAVICAP Corporation                        (i)

10.36       Letter Agreement dated January 6,
            1998 between United Shields
            Corporation and Donald T. Zimmerman        (i)

10.37       Limited Recourse Promissory Note
            dated November 30, 1998 between
            William A. Frey III, T.J. Tully,
            Gay N. Tully and James F. Tully            (j)

10.38       Promissory Note dated November
            30, 1998 between T.J. Tully and
            United Shields Corporation                 (j)

10.39       Promissory Note dated November
            30, 1998 between Gay N. Tully and
            United Shields Corporation                 (j)

10.40       Promissory Note dated November
            30, 1998 between James F. Tully
            and United Shields Corporation             (j)

10.41       Amended and Restated Promissory
            Note dated November 30, 1998 between
            NAVICAP Corporation and United Shields
            Corporation                                (j)

10.42       Amended and Restated Promissory
            Note dated November 30, 1998 between
            William A. Frey  III and United
            Shields Corporation                        (j)

10.43       Agreement to purchase UNSC, Inc.
            dated November 30, 1998 between
            United Shields Corporation and
            T.J. Tully                                 (j)

10.44       Warrant Agreement dated November
            30, 1998 between William A. Frey
            III and United Shields Corporation         (j)

10.45       Promissory Note dated December 22,
            1998 between T.J. Tully and United
            Shields Corporation                        (j)

10.46       Promissory Note dated December 22,
            1998 between Gay N. Tully and United
            Shields Corporation                        (j)

10.47       Promissory Note dated December 22,
            1998 between James F. Tully and
            United Shields Corporation                 (j)

10.48       Promissory Note dated December 22,
            1998 between Andrew T. Tully and
            United Shields Corporation                 (j)

10.49       Promissory Note dated December 22,
            1998 between Nola E. Tully and
            United Shields Corporation                 (j)

21          Subsidiaries of Registrant

24          Powers of Attorney                      Note (b)

27          Financial Data Schedule

99.1        Employment Agreement dated July 2,
            1998 between United Shields
            Corporation and T.J. Tully

99.2        Employment Agreement dated July 2,
            1998 between United Shields
            Corporation and Jeffrey A. Pakrosnis

99.3        Letter Agreement dated September 8,
            1998 between United Shields
            Corporation and Donald T. Zimmerman


99.4        Letter Agreement dated September 8,
            1998 between United Shields
            Corporation and Jeffrey A. Pakrosnis

99.5        Letter Agreement dated September 8,
            1998 between United Shields
            Corporation and Jeffrey A. Pakrosnis

99.6        Amendment to Employment Agreement
            dated September 24, 1998 between
            United Shields Corporation and
            Donald T. Zimmerman

99.7        Letter Agreement dated September 24,
            1998 between United Shields
            Corporation and Jeffrey A. Pakrosnis

99.8        Amendment to the Employment Agreement
            dated November 30, 1998 between United
            Shields Corporation and T.J. Tully

99.9        Employment Agreement dated January 1,
            1999 between United Shields Corporation
            and William A. Frey III


                        Note Reference:

         (a) Incorporated by reference to Exhibit 3.1 to the Company's Registration Statement No. 22-11062-D and Exhibits 3.1
(a) and (b) to the Company's Form 10-K for the year ended December
31, 1995.

         (b) Contained on the first page of the signature pages contained in this report.

         (c) Incorporated by reference to Exhibit 10(i) to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996.

         (d) Incorporated by reference to Exhibit 2.1 to the Company's Form 8-K filed November 26,1997.

         (e) Incorporated by reference to Exhibit 2.3 to the Company's Form 8-K filed October 31, 1997.

         (f) Incorporated by reference to Exhibit 10.3 to the Company's Form 8-K filed August 22,1997.

         (g) Incorporated by reference to Exhibit 10(i) to the Company's Form 10-QSB for the period ended June 30, 1997.

         (h) Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed April 1, 1997.
         (i)  Incorporated by reference to Exhibits 99.1 through
99.17 to the Company's Form 8-K filed January 20, 1998.

         (j)  Incorporated by reference to Exhibits (i) through
(xiii) to the Company's Form 8-K filed January 6, 1999.

(b) Reports on Form 8-K

     On January 6, 1999, the Company filed a Current Report on Form 8-K in which it reported that: (i) as a result of certain transactions between between T.J. Tully, the Company's sole Director, Chairman and Chief Executive Officer, certain related family members, William A. Frey III ("Frey") and the Company, a Change in Control of the Registrant had occurred with respect to majority ownership of the total outstanding shares of the Company's Common Stock; (ii) the Company restructured its indebtedness to NAVICAP to provide for an extension of the maturity date of such indebtedness to October 30, 2003 and to substitute certain indebtedness with NAVICAP to Frey; and (iii) the Company and T.J. Tully executed an Agreement providing for the sale of 100% of the outstanding shares of common stock of UNSC, Inc., an inactive wholly-owned subsidiary of the Company, to T.J. Tully for monetary consideration of $1 and the grant of an option to T.J. Tully to purchase 500,000 shares of the Company's Common Stock with an exercise price of $0.50 per share pursuant to the 1998 LTIP.

                         SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities
Exchange Act of 1934, United Shields Corporation, the Registrant, has duly caused this report on Form 10-KSB dated April 7, 1999 to be signed on its behalf by the undersigned, thereunto duly authorized.

                               United Shields Corporation

Date:                          By: /s/William A. Frey III
                                      William A. Frey III
                                      Chairman

                      POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints William A. Frey III, Chairman and Chief Executive Officer of United Shields Corporation, his or her true and lawful attorney-in-fact and agent, with full power of substitution, and with power to act alone, to sign and execute on behalf of the undersigned any amendment or amendments to this report on Form 10-KSB, and to perform any acts necessary to be done in order to file such amendment or amendments, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission and each of the undersigned does hereby ratify and confirm all that said attorney-in-fact and agent, or his substitutes, shall do or cause to be done by virtue hereof.

     In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Principal Executive Officer:                           Date:



/s/William A. Frey III   Director, Chairman and     April 7, 1999
   William A. Frey III   Chief Executive Officer


Principal Financial and
Accounting Officer:


/s/Jeffrey A. Pakrosnis  Vice President and
   Jeffrey A. Pakrosnis  Chief Financial Officer    April 7, 1999


Directors:

/s/Donald T. Zimmerman   Director, President and
   Donald T. Zimmerman   Chief Operating Officer    April 7, 1999


/s/T.J. Tully            Director and Vice
   T.J. Tully            Chairman                   April 7, 1999

                                        United Shields Corporation
                                                  and Subsidiaries



------------------------------------------------------------------



                                 Consolidated Financial Statements
                  Years Ended December 25, 1998, December 31, 1997
                                             and December 31, 1996

                                        United Shields Corporation
                                                  and Subsidiaries

                                                          Contents

------------------------------------------------------------------



Consolidated Financial Statements

  Report of Independent Certified Public Accountants             3

  Consolidated Balance Sheets                                4 - 5

  Consolidated Statements of Operations                          6

  Consolidated Statements of Stockholders' Equity (Deficit)      7

  Consolidated Statements of Cash Flows                      8 - 9

Notes to Consolidated Financial Statements                 10 - 28

        REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Board of Directors and Stockholders
United Shields Corporation


We have audited the accompanying consolidated balance sheets of United Shields Corporation and Subsidiaries (a Colorado corporation) as of December 25, 1998 and December 31, 1997 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 25, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of United Shields Corporation and Subsidiaries as of December 25, 1998 and December 31, 1997, and the results of its consolidated operations and its consolidated cash flows for each of the three years in the period ended December 25, 1998 in conformity with generally accepted accounting principles.

GRANT THORNTON LLP

/s/Grant Thornton
   Grant Thornton LLP
   Cincinnati, Ohio
   February 3, 1999

                                        United Shields Corporation
                                                  and Subsidiaries

                                       Consolidated Balance Sheets
------------------------------------------------------------------

                                  December 25,    December 31,
As of                                 1998            1997
------------------------------------------------------------------
     Assets

Current assets:

    Cash                          $   191,609     $   512,839

    Accounts receivable, net        1,543,923       1,375,475

    Other receivables                  14,447          45,247

    Inventories                     1,321,168       1,424,661

    Prepaid expenses                   20,947         101,701

    Refundable income taxes              -            123,440
------------------------------------------------------------------
Total current assets                3,092,094       3,583,363
------------------------------------------------------------------

Property, plant and equipment, at cost:

    Land                              399,838         399,838

    Machinery and equipment         3,485,620       3,435,526

    Office furniture and fixtures      75,620         106,482

    Vehicles                           21,850          21,850

    Building and leasehold
      improvements                  1,285,883       1,240,163
------------------------------------------------------------------
                                    5,268,811       5,203,859

    Less accumulated depreciation    (619,236)         (1,915)
------------------------------------------------------------------
    Net property, plant and
      equipment                     4,649,575       5,201,944
------------------------------------------------------------------

     Other assets:

         Deposits                      59,148          58,647

     Investment in potential
       acquisitions                      -            540,000

     Cash surrender value of life
      insurance, net of policy
      loans of $1,270,441 and
      $986,809 at December 25, 1998
      and December 31, 1997,
      respectively                    961,845       1,030,365

     Goodwill, net                  4,990,379       5,347,940

     Other                              6,438           1,403
------------------------------------------------------------------

     Total other assets             6,017,810       6,978,355
------------------------------------------------------------------
                                 $ 13,759,479     $15,763,662
------------------------------------------------------------------

          The accompanying Notes to Consolidated Financial
        Statements are an integral part of these statements.

                                        United Shields Corporation
                                                  and Subsidiaries

                                       Consolidated Balance Sheets
                                                       (continued)
------------------------------------------------------------------

As of                             December 25,    December 31,
                                      1998            1997
------------------------------------------------------------------
   Liabilities and Stockholders'
    Equity

     Current liabilities:

     Notes payable - related
       parties - current          $    441,345    $    -

     Capital lease obligation -
       current                         140,895         121,635

     Accounts payable                1,318,041       1,496,165

     Accounts payable - In Flo           -             449,577

     Accrued expenses and
       other current liabilities     1,001,410         712,573
------------------------------------------------------------------

     Total current liabilities       2,901,691       2,779,950

     Revolving line of credit           91,487         -

     Notes payable - related
      parties                        1,166,636       3,727,081

     Long-term debt                  3,880,060       4,551,000

     Capital lease obligation            -             140,895

     Deferred compensation             625,357         625,357

------------------------------------------------------------------
     Total liabilities               8,665,231      11,824,283
------------------------------------------------------------------

     Stockholders' equity:

Common stock - authorized
 500,000,000 shares without
 par value; stated value $0.01;        166,049         115,301
 issued and outstanding 16,604,875
 and 11,530,100 at December 25, 1998
 and December 31, 1997, respectively

Additional paid in capital           9,380,172       4,238,236

Common stock paid for but not yet
 issued- 415,176 shares at
 December 31, 1997                       -           1,594,166

Accumulated deficit                 (4,451,973)     (2,008,324)
------------------------------------------------------------------
Total stockholders' equity           5,094,248       3,939,379
------------------------------------------------------------------
                                  $ 13,759,479    $ 15,763,662
------------------------------------------------------------------

         The accompanying Notes to Consolidated Financial
       Statements are an integral part of these statements.

                                        United Shields Corporation
                                                  and Subsidiaries

                             Consolidated Statements of Operations
------------------------------------------------------------------

                        December 25,   December 31,   December 31,
For the years ended         1998          1997            1996
------------------------------------------------------------------
Net sales               $12,955,424    $   632,664   $     -
Cost of sales            10,222,027        572,333         -
------------------------------------------------------------------
Gross profit              2,733,397         60,331         -
------------------------------------------------------------------

Operating expenses:
   Selling, general
    and administrative    2,808,617      1,566,220       362,532
   Goodwill amortization    357,561         15,418         -
   Write-off of
    investment in
    potential acquisitions  530,075           -            -
   Reorganization and
    restructuring, net       44,936           -            -
------------------------------------------------------------------
Total operating expenses  3,741,189      1,581,638       362,532
------------------------------------------------------------------
------------------------------------------------------------------
Loss from operations     (1,007,792)    (1,521,307)     (362,532)
------------------------------------------------------------------

Other (income) expense:
   Interest expense, net  1,439,928         74,287         8,705
   Loss on sale of
    property and equipment   67,218           -            -
   Other                     (8,789)           239         -
------------------------------------------------------------------
Total other expense       1,498,357         74,526         8,705
------------------------------------------------------------------
Loss before income taxes
 and extraordinary item  (2,506,149)    (1,595,833)     (371,237)
Income taxes                  -               -            -
------------------------------------------------------------------
Loss before extraordinary
 item                    (2,506,149)    (1,595,833)     (371,237)
------------------------------------------------------------------

Extraordinary item -
 gain on restructuring
 of debt                     62,500           -            -
------------------------------------------------------------------
Net loss                $(2,443,649)   $(1,595,833)  $  (371,237)
------------------------------------------------------------------
Weighted average shares
 outstanding:

   Basic and diluted     12,471,018     10,516,268     8,924,287
------------------------------------------------------------------
Loss before extraordinary
 item per common
 share - basic and diluted   $(0.20)        $(0.15)       $(0.04)
------------------------------------------------------------------
Extraordinary item per
 common share -basic and
 diluted                         -             -             -
------------------------------------------------------------------
Net loss per common
 share - basic and diluted   $(0.20)        $(0.15)       $(0.04)
------------------------------------------------------------------


        The accompanying Notes to Consolidated Financial
      Statements are an integral part of these statements.

                                                                    United Shields Corporation
                                                                              and Subsidiaries

                                    Consolidated Statements of Stockholders' Equity (Deficit)

For the years ended December 31, 1996, December 31, 1997 and December 25, 1998
----------------------------------------------------------------------------------------------
                                                             Common
                                               Additional    stock paid
                                 Common         paid in      for but not    Accumulated
                                  stock         capital      yet issued        deficit   Total
----------------------------------------------------------------------------------------------
Balance at January 1, 1996   $   35,002    $     -        $    -      $   (41,254) $   (6,252)
312,753 shares of common
 stock issued at estimated
 value                           28,100          -             -              -        28,100
Common stock paid for but
 not yet issued - 105,735
 shares of common stock            -             -           133,000          -       133,000
Net loss during the development
 stage                             -             -             -         (371,237)   (371,237)
----------------------------------------------------------------------------------------------
Balance at December 31, 1996     63,102          -           133,000     (412,491)   (216,389)

324,360 shares of common stock
 issued in private offering     407,965          -          (133,000)         -       274,965
1,133,384 shares of common
 stock issued or to be issued
 for completed and potential
 acquisitions                 3,620,000          -           773,536          -     4,393,536
1,050,100 shares of common
 stock issued in connection
 with reverse acquisition         -              -              -             -          -
Common stock paid for but not
 yet issued - 221,792 shares of
 common stock                     -              -           820,630          -       820,630
250,000 warrants issued in
 connection with capital lease
 transaction                      -           262,470           -             -       262,470
Adjust common stock to
 reflect stated value of
 $.01 per share              (3,975,766)    3,975,766           -             -          -
Net loss                          -              -              -      (1,595,833) (1,595,833)
----------------------------------------------------------------------------------------------
Balance at December 31,1997     115,301     4,238,236      1,594,166   (2,008,324)  3,939,379

193,384 shares of common
 stock issued for completed
 acquisitions                     1,934       771,602       (773,536)         -          -
378,742 shares of common stock
 issued in private offering       3,787     1,396,738       (820,630)         -       579,895
500,000 warrants issued to a
 related party in connection
 with debt restructuring          -         1,059,500           -             -     1,059,500
2,649 shares of common stock -
 other issuances                     27         2,083           -             -         2,110
4,500,000 shares of common
 stock issued to a related
 party in connection with
 debt restructurings             45,000     1,392,500           -             -     1,437,500
6,000,000 warrants issued to
 a related party in connection
 with reorganization and
 restructuring                    -           515,545           -             -       515,545
500,000 stock options issued to
 a related party in connection
 with sale of UNSC, Inc.          -             3,968           -             -         3,968
Net loss                          -             -               -      (2,443,649) (2,443,649)
----------------------------------------------------------------------------------------------
Balance at December 25, 1998 $  166,049    $9,380,172     $     -     $(4,451,973) $5,094,248
----------------------------------------------------------------------------------------------

      The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


                                                                    United Shields Corporation
                                                                              and Subsidiaries

                                                         Consolidated Statements of Cash Flows
----------------------------------------------------------------------------------------------
                                              December 25,       December 31,     December 31,
For the years ended                               1998               1997             1996
----------------------------------------------------------------------------------------------
Net cash flows provided by (used in)
 operating activities:
  Net loss                                $     (2,443,649)      $ (1,595,833)   $  (371,237)
  Adjustments to reconcile net loss
  to net cash provided by (used in)
  operating activities:
   Depreciation and amortization -
    property and equipment                         637,282            109,673         20,000
   Amortization of goodwill and warrants         1,043,670             15,418          -
   Write-off of investment in potential
    acquisitions                                   530,075              -              -
   Loss on sale of property and equipment           67,218              -              -
   Reorganization and restructuring, net            44,936              -              -
   Gain on restructuring of debt                   (62,500)             -              -
   Stock issued for compensation/naming
    rights                                           2,110              -             28,100
   Changes in working capital accounts,
    net of effects of subsidiary companies
    purchased:
    Accounts and other receivables                (137,648)           259,185         (6,955)
    Inventories                                    103,493           (174,474)         -
    Prepaid expenses                                80,754            (33,762)         -
    Income taxes                                   123,440             (9,687)         -
    Deposits and other                              (5,536)           (44,227)         -
    Accounts payable                              (178,124)           438,748        213,368

    Accrued expenses and other current
     liabilities                                   618,748            129,670          8,705
----------------------------------------------------------------------------------------------
    Net cash provided by (used in) operating
     activities                                    424,269           (905,289)      (108,019)
----------------------------------------------------------------------------------------------
Cash flows provided by (used in) investing
 activities:
   Purchases of property and equipment            (180,382)           (28,051)         -
   Proceeds from sale of property and equipment     28,249              -              -
   (Investment) return of investment in
     potential acquisitions, net                     9,925           (120,000)         -
   Acquisition of subsidiary companies, net
     of cash acquired                                -             (7,678,306)         -
   Proceeds from sale of equipment in
     connection with sale/leaseback                  -                500,000          -
----------------------------------------------------------------------------------------------
    Net cash used in investing activities         (142,208)        (7,326,357)         -
----------------------------------------------------------------------------------------------
Cash flows provided by (used in) financing
 activities:
  Borrowings under revolving line of credit         91,487              -              -
  Borrowings under notes payable - related
   parties                                         441,345          3,935,162         73,119
  Payments on notes payable - related parties     (786,719)          (837,415)      (109,959)
  Payments on long-term debt                      (670,940)             -              -
  Borrowings on long-term debt                       -              4,551,000          -
  Payments on capital lease obligation            (326,879)             -              -
  Proceeds from issuance of common stock, net
   of expenses                                     579,895            275,000          -
  Proceeds from borrowings on life insurance
   policies, net of increase in cash
   surrender value                                  68,520              -              -
  Proceeds from common stock paid for, not
   yet issued                                        -                820,631        133,000
----------------------------------------------------------------------------------------------
   Net cash provided by (used in) financing
    activities                                    (603,291)         8,744,378         96,160
----------------------------------------------------------------------------------------------

                                              -continued-

                                                                    United Shields Corporation
                                                                              and Subsidiaries

                                                         Consolidated Statements of Cash Flows
                                                                                   (continued)
----------------------------------------------------------------------------------------------
                                              December 25,       December 31,     December 31,
For the years ended                               1998               1997             1996
----------------------------------------------------------------------------------------------
Net increase (decrease) in cash                   (321,230)         512,732          (11,859)
Cash at beginning of period                        512,839              107           11,966
----------------------------------------------------------------------------------------------
Cash at end of period                      $       191,609      $   512,839       $      107
----------------------------------------------------------------------------------------------

Supplemental non-cash disclosures:

Increase in equipment under capital lease  $         -          $   525,000       $      -
Increase in capital lease obligation                 -              262,530              -
Stock issued for investment in potential
  acquisitions                                       -              420,000              -
Increase in additional paid in capital -
  issuance of warrants                           1,059,500          262,470              -
Increase in common stock and additional
  paid in capital - debt conversions             1,437,500            -                  -

Interest paid                                      501,705            -                  -
Income taxes paid (refunds received)               (89,080)           -                  -

Acquisition of subsidiary companies:
  Assets acquired, including goodwill                -           14,691,276              -
  Liabilities assumed                                -           (3,039,470)             -
  Common stock issued                                -           (3,973,500)             -
----------------------------------------------------------------------------------------------
   Net cash paid                           $         -          $ 7,678,306       $      -
----------------------------------------------------------------------------------------------

    The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                        United Shields Corporation
                                                  And Subsidiaries

                        Notes to Consolidated Financial Statements
------------------------------------------------------------------

Company Description      United Shields Corporation (the
                         "Company") is a Cincinnati, Ohio based
                         holding company which operates two
                         subsidiaries, The HeaterMeals Company
                         ("HMC") and R. P. Industries, Inc.
                         ("RPI").

                         HMC, also located in Cincinnati, Ohio
                         manufactures and markets patented,
                         portable electrochemical heaters and a
                         line of shelf-stable meals that
                         incorporate such heaters. HMC's primary customer, with respect to its electrochemical heater, is located in the Midwest region and is a prime contractor for the United States Department of Defense. HMC's customers with respect to its shelf-stable meals include truckstops throughout the U.S. and specialty sporting goods retail outlets. HMC also sells its line of shelf-stable meals to target consumers via direct marketing and the Internet.

                         RPI is a custom injection molding company with two plants located in Richmond, Virginia and Oxford, North Carolina and is engaged in the production of molded plastic component and finished products for original equipment manufacturers. RPI's customers are primarily located in the Southeast and Mid-Atlantic regions and operate in the personal care, construction, electronics, healthcare and home products industries.

                         Raw materials utilized by HMC and RPI are readily available, and neither company is dependent on a single supplier or only a few suppliers for its production requirements, except in the case of HMC, where it currently utilizes a custom-manufactured bag for its electrochemical heater sold to the prime contractor for the United States Department of Defense business. Additional efforts are underway to qualify additional sources beyond the single qualified source used currently.

                         Prior to 1997, the Company was a
                         development stage enterprise.  In
                         February 1997, Capital 2000, Inc. (a
                         public development stage enterprise)
                         acquired all of the outstanding shares of the Company in exchange for restricted shares of common stock of Capital 2000, Inc. (the "Exchange"), pursuant to a Share Exchange Agreement between Capital 2000, Inc. and the Company. Capital 2000, Inc. exchanged 9,540,000 shares of common stock for all of the Company's issued and outstanding 6,000,000 shares of common stock. For accounting purposes, the Exchange was treated as a recapitalization of the Company where the Company was treated as the accounting acquiror. All periods have been restated to give the effect of the recapitalization. The historical statements for 1996 are those of the Company. Pro forma information is not presented since this combination is not considered to be a business combination. In connection with the Exchange, the directors and officers of the Company became the directors and officers of Capital 2000, Inc. Also, Capital 2000, Inc. changed its name to United Shields Corporation. After the Exchange, the Company's shareholders owned approximately 90% of the outstanding common stock of Capital 2000, Inc.


                                        United Shields Corporation
                                                  And Subsidiaries

                        Notes to Consolidated Financial Statements
                                                       (continued)
------------------------------------------------------------------
Principles of            The consolidated financial statements
Consolidation            include the accounts of the Company and
                         its wholly-owned subsidiaries.  All
                         significant intercompany balances and
                         transactions have been eliminated in
                         consolidation.

Change of Accounting     Effective January 1, 1998, the Company
Period                   changed its accounting period from a
                         calendar year-end to a 52/53 week fiscal year. All accounting periods will end on a Friday. The year-end will always end on the last Friday of the calendar year.

Inventories              Inventories are stated at the lower of
                         FIFO (first-in, first-out) cost or
                         market.

Property, Plant          Property, plant and equipment are stated
and Equipment            at cost.  Depreciation of plant and
                         equipment is computed using the straight-line method over a 30 year period for plant and 3-10 year periods for equipment. Expenditures for repairs and maintenance are charged to expense as incurred and additions and improvements that significantly extend the lives of assets are capitalized. Upon sale or retirement of depreciable property, the cost and accumulated depreciation are removed from the related accounts and any gain or loss is reflected in the results of operations.

Goodwill Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is amortized using the straight-line method over the expected period to be benefitted, which is 15 years. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for The Impairment of Long-Lived Assets, the Company evaluates its goodwill on an on-going basis to determine potential impairment by comparing the carrying value to the estimated undiscounted future operating cash flows of the acquired operation.
                         The amount of goodwill impairment, if
                         any, is measured based on the projected
                         discounted future operating cash flows
                         using a discount rate reflecting the
                         Company's average cost of funds.  The
                         assessment of the recoverability of
                         goodwill will be impacted if estimated
                         future operating cash flows are not
                         achieved.

Accounts Payable         Included in accounts payable at December
                         25, 1998 and December 31, 1997 were bank overdrafts of $194,758 and $0, respectively.

Deferred Compensation    Through the Company's RPI subsidiary, two
                         unfunded salary continuation agreements
                         have been executed with respect to one
                         former officer and one current officer of RPI. The Company has recorded the approximate present value of the salary continuation obligation as of December
                         25, 1998 and December 31, 1997.

                                        United Shields Corporation
                                                  And Subsidiaries

                        Notes to Consolidated Financial Statements
                                                       (continued)
------------------------------------------------------------------
Advertising Costs        Advertising costs are charged to expense
                         as incurred. Advertising costs were not material for each of the three fiscal years ended December 25, 1998.

Income Taxes             Income taxes are accounted for under the
                         asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.
                         The effect on deferred tax assets and
                         liabilities of a change in tax rates is
                         recognized in income in the period that
                         includes the enactment date.

Stock Option Plan        The Company applies the intrinsic value-
                         based method of accounting prescribed by Accounting Principles Board ("APB")
                         Opinion No. 25, Accounting for Stock
                         Issued to Employees, and related
                         interpretations, in accounting for its
                         stock options.  As such, compensation
                         expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.

Use of Estimates         In preparing financial statements in
in Financial Statements  conformity with generally accepted
                         accounting principles, management makes
                         estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Net Loss Per Share       The Company's basic net loss per share
                         amount has been computed by dividing net loss by the weighted average number of outstanding common shares. The Company's diluted net loss per share gives effect to all dilutive common stock equivalents outstanding during the period. Common stock equivalents include shares issuable upon exercise of the Company's stock options and stock purchase warrants. The dilutive effect, if any, of an aggregate of 8,362,875 common stock equivalents was not included in the weighted average number of common shares for the year ended December 25, 1998 because their effect would have been anti-dilutive.
                         For the year ended December 31, 1997,
                         there were no common stock equivalents to be considered in the computation of diluted net loss per share.

Fair Value of            The carrying value of financial
Financial Instruments    instruments approximates fair market
                         value.

                                        United Shields Corporation
                                                  And Subsidiaries

                        Notes To Consolidated Financial Statements
                                                       (continued)
------------------------------------------------------------------
Comprehensive Income     On January 1, 1998, the Company adopted
                         SFAS No. 130, Reporting Comprehensive
                         Income.  SFAS No. 130 established
                         standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income includes all changes in a company's equity during the period that result from transactions and other economic events other than transactions with its stockholders. The Company does not presently have any comprehensive income items other than its net loss.

Reclassifications        Certain prior year amounts have been
                         reclassified in order to conform to the
                         current year presentation.

New Pronouncement        In June 1998, the Financial Accounting
                         Standards Board issued SFAS No. 133,
                         "Accounting for Derivative Instruments
                         and for Hedging Activities", which
                         establishes standards for reporting and
                         disclosure of derivative and hedging
                         instruments.  SFAS No. 133 is effective
                         for financial statements for annual
                         periods beginning after June 15, 1999.
                         The Company will not be affected by this new standard because the Company has no derivative or hedging financial instruments.

Inventories              Inventories consisted of the following
                         components as of December 25, 1998 and
                         December 31, 1997:

                                               1998        1997
                         Raw materials     $  561,532  $  806,979
                         Work-in-process      178,362      44,336
                         Finished goods       581,274     573,346
                                           ----------  ----------
                                           $1,321,168  $1,424,661
                                           ----------  ----------

Investments in           The Company had issued letters of intent
Potential                related to two potential acquisitions.
Acquisition              In connection with these letters of
                         intent, the Company made deposits and
                         issued stock to the sellers of the
                         potential acquisitions.  These payments
                         were to be applied to the purchase price of the acquisitions upon closing. During the fourth quarter of 1998, these letters of intent expired with respect to the two potential acquisitions. While the
                         Company continues to negotiate with these companies regarding the acquisitions, there can be no certainty that these acquisitions will be consummated.
                         Accordingly, the Company wrote off the
                         remaining balance of its investments in
                         potential acquisitions as of December 25, 1998. At December 31, 1997 deposits of
                         $120,000 and 140,000 common shares of the Company had been paid and issued to the sellers, of which $65,000 of the deposits was refunded during 1998.

                                        United Shields Corporation
                                                  And Subsidiaries

                        Notes To Consolidated Financial Statements
                                                       (continued)
------------------------------------------------------------------
Goodwill Goodwill and accumulated amortization consisted of the following amounts as of December 25, 1998 and December 31, 1997:

                                              1998        1997
                         Goodwill        $5,363,358   $5,363,358
                         Accumulated
                         amortization      (372,979)     (15,418)
                                          ---------    ---------
                                         $4,990,379   $5,347,940
                                          ---------    ---------
                         In late 1997, the Company acquired all of the assets and liabilities of HMC, a privately-held manufacturer and marketer of portable electrochemical heaters and shelf-stable meals incorporating such heaters, and RPI, a privately-held manufacturer of injection molded plastic component parts. The Company recorded goodwill of $1,516,687 and $3,796,671, respectively, in connection with those
                         acquisitions.

Notes Payable -          Notes payable - related parties are
Related Parties          unsecured obligations and consisted of
                         the following as of December 25, 1998 and December 31, 1997:

                                                1998      1997

                         NAVICAP and related
                         affiliates
                         (stockholders) - 12%
                         interest payable
                         quarterly, due
                         October 30, 2003   $  571,562 $3,727,081

                         Frey Loan
                         (majority
                         stockholder) -
                         12% interest payable
                         quarterly, due
                         October 30, 2003    1,203,054      -

                         Tully Loans -1 and
                         - 2 and other notes
                         (stockholders)        412,000      -
                                             ---------  ---------
                                             2,186,616  3,727,081
                         Unamortized
                         warrants             (578,635)     -
                                             ---------  ---------
                                             1,607,981  3,727,081
                         Current portion      (441,345)     -
                                             ---------  ---------
                                            $1,166,636 $3,727,081
                                             ---------  ---------


                         The Company has borrowed funds from
                         NAVICAP and related affiliates to finance its on-going operations and acquisitions. The majority of the balance due to NAVICAP and related affiliates at December 25, 1998 is represented by an Amended and Restated Promissory Note.

                                        United Shields Corporation
                                                  And Subsidiaries

                        Notes To Consolidated Financial Statements
                                                       (continued)
------------------------------------------------------------------

Notes Payable -          As of December 31, 1997 the majority of
Related Parties          the balance due to NAVICAP and related
(continued)              affiliates was represented by a
                         promissory note, which was due on demand.
                         On March 30, 1998, the Company issued
                         500,000 stock purchase warrants to
                         NAVICAP in connection with an extension
                         of the due date of the promissory note to September 30, 1999. The fair value of the stock purchase warrants was determined to be $1,059,500, which was allocated to the warrants and recorded as additional paid in capital. The amount allocated was based on the relative fair values of the debt and warrants at the time of the warrant issuance. The value of the stock purchase warrants was being amortized over the amended term through September 30, 1999. On August 26, 1998,
                         NAVICAP agreed to restructure this
                         promissory note by accepting 500,000
                         shares of the Company's common stock in
                         lieu of a $500,000 reduction in the
                         principal amount of the indebtedness.
                         The Company recorded an extraordinary
                         gain of $62,500 as a result of this
                         restructuring.

                         Effective November 30, 1998, the Company and NAVICAP executed the Amended and Restated Promissory Note to modify the terms of the previously outstanding promissory note, which as of November 30, 1998 was comprised of principal and accrued interest of $2,440,363 and $289,137, respectively. The terms set forth in the Amended and Restated Promissory Note provided that accrued interest through November 30, 1998 along with interest for the period December 1, 1998 through December 25, 1998 will be capitalized as additional principal, after which time interest will then be payable quarterly at 12% per annum. This Amended and Restated Promissory Note also provides for a maturity date of October 30, 2003 and a conversion feature exercisable on or before December 24, 1998 which allowed for any amount of interest and/or principal up to a maximum of $1,000,000 to be converted into shares of the Company's common stock at a value of the greater of $0.25 per share or the current market price on the date of conversion. As a result of the extension of the maturity date of the Amended and Restated Promissory Note on November 30, 1998, the Company prospectively adjusted the amortization period of the stock purchase warrants previously issued to NAVICAP through October 30, 2003. The remaining unamortized balance of the stock purchase warrants as of December 25, 1998 was $578,635.

                         On December 4, 1998, NAVICAP exercised
                         its option to convert $1,000,000 of
                         principal due under the Amended and
                         Restated Promissory Note in exchange for 4,000,000 shares of the Company's common stock. After giving effect to the capitalized interest, the debt conversion and the debt substitution referred to below, the balance of the Amended and Restated Promissory note at December 25, 1998 was $542,217.


                                        United Shields Corporation
                                                  And Subsidiaries

                        Notes To Consolidated Financial Statements
                                                       (continued)
------------------------------------------------------------------
Notes Payable -          Further on November 30, 1998, as a
Related Parties          component of the Amended and Restated
(continued)              Promissory Note, the Company and NAVICAP
                         agreed to substitute $1,193,100 of the
                         aggregate principal and accrued interest owed to NAVICAP to a then non-affiliate of the Company, William A. Frey III
                         ("Frey" and "Frey Note"), who
                         subsequently became the holder of a
                         majority of the Company's common stock
                         and Chairman and Chief Executive Officer of the Company (see Reorganization and Restructuring). The terms set forth in the Frey Note provide that accrued interest for the period December 1, 1998 through December 25, 1998 shall be capitalized as additional principal, after which time interest will then be payable quarterly as 12% per annum. The
                         Frey Note also provides for a conversion feature which allows for any amount of interest and/or principal to be converted into shares of the Company's common stock at a value of $0.14 per share. After giving effect to the capitalized interest, the balance on the Frey Note at December 25, 1998 was $1,203,054.

                         On November 30, 1998, in anticipation of the transactions described under Reorganization and Restructuring and the modifications described above related to the Amended and Restated Promissory Note, Frey provided a short-term loan in the amount of $100,300 to T.J. Tully, the Company's former Chairman and Chief Executive Officer, and certain related family members, who collectively held a majority of the Company's common stock (altogether the "Tully Group"), which in turn was used for the purpose of providing a short-term loan ("Tully Loans -1") in the same amount to the Company for additional working capital purposes. On December 22, 1998, in conjunction with the Reorganization, the Tully Group agreed to provide additional working capital to the Company in the form of short-term loans ("Tully Loans -2") in the amount of $274,700. The Tully Loans -1 and -2 provide for interest at 11% and were due on February 28, 1999.

                         During 1998, T.J. Tully and a related
                         family member provided other loans to the Company for working capital purposes in the aggregate amount of $37,000, which generally provide for interest at 12% and are otherwise due on demand.

                         On April 13, 1998, consulting agreements were entered into between the Chief Executive Officer of the Company and his spouse, individually, and NAVICAP which provided for the payments of 300,000 and 200,000 shares, respectively, of the Company's common stock owned by the Chief Executive Officer and his spouse in exchange for expertise, consultation, advice and other services rendered to the Chief Executive Officer and his spouse.

                         The aggregate maturities of Notes
                         Payable-Related Parties for each of the
                         five years subsequent to December 25,
                         1998 are as follows:  1999, $441,345;
                         2000, $0; 2001, $0; 2002, $0; and 2003,
                         $1,745,271.

                                        United Shields Corporation
                                                  And Subsidiaries

                        Notes To Consolidated Financial Statements
                                                       (continued)
------------------------------------------------------------------
Revolving Line of        On July 22, 1998, HMC entered into a
Credit                   Revolving Line of Credit Agreement
                         ("RLCA") with a financial institution.
                         The RLCA provides for: (i) borrowings up to $150,000 pursuant to a formula based on eligible accounts receivable; (ii) monthly interest at a variable rate equal to 3.0% above the financial institution's prime commercial rate (10.75% at December
                         25, 1998); (iii) maturity date of July
                         22, 1999; and (iv) customary financial
                         and other covenants. The RLCA is secured by HMC's accounts receivable, inventories and other intangible assets.

                         On February 3, 1999 the RCLA was amended to permit borrowings up to $300,000 pursuant to a formula based on eligible accounts receivable and inventories and provided for an extended maturity date of February 20, 2000.

Long-Term Debt           The Company, through it wholly-owned
                         subsidiary, RPI, also maintains a long-
                         term debt facility ("RPI Facility") with a financial institution, which as of December 25, 1998 had an outstanding balance of $3,880,060. This revolving line of credit arrangement provides for a maximum borrowing of $6,000,000 based on a percentage of eligible accounts receivable, manufacturing equipment and real estate values, and includes predetermined quarterly reductions in amounts that may be outstanding with regard to manufacturing equipment and real estate. At December 25, 1998, the permitted maximum borrowing pursuant to the terms of the facility was approximately $4,300,000. The RPI
                         Facility also provides for interest at
                         the lower of prime (as defined) plus
                         0.75% or LIBOR plus 3.5% (8.50% and 9.22%
                         at December 25, 1998 and December 31,
                         1997, respectively).  Principal and
                         interest are due in full in April 2000
                         and substantially all assets of RPI are
                         pledged as collateral. The RPI Facility is subject to a loan agreement which contains certain operating and financial covenants. At December 25, 1998, the
                         Company was in violation of one such
                         covenant, which since has been waived by the financial institution.

Lease Obligations        On December 31, 1997, the Company entered
                         into a sale/leaseback transaction for the equipment located at its HMC subsidiary.
                         The leaseback of the equipment has been
                         accounted for as a capital lease.  The
                         amount recorded for the equipment under
                         the capital lease  represented the
                         present value of the minimum lease
                         payments, using the Company's incremental borrowing rate. The Company has agreed to repurchase the equipment at lease termination for $25,000.

                                        United Shields Corporation
                                                  And Subsidiaries

                        Notes To Consolidated Financial Statements
                                                       (continued)
------------------------------------------------------------------
Lease Obligations        In connection with this transaction,
(continued)              250,000 warrants were also issued to the
                         leasing company.  These warrants are
                         exercisable immediately at $4 per share
                         and expire at the end of a five year
                         term. The total proceeds received under the sale/leaseback transaction were
                         $500,000 and the proceeds were allocated to the capital lease obligation and the warrants based upon their relative fair values. As a result, a value of $262,470 was allocated to the warrants and recorded as additional paid in capital at December 31, 1997 and the capital lease obligation was valued at $262,530. The amount allocated to the warrants has been treated as a discount on the capital lease obligation and is being amortized as additional interest expense over the term of the lease.

                         At December 25, 1998 and December 31,
                         1997, the gross amount of equipment and
                         related accumulated amortization recorded under the capital lease were as follows:

                                                 1998      1997
                         Equipment             $501,570  $525,000
                         Less: accumulated
                         amortization           (72,355)     -
                                                -------   -------
                                               $429,215  $525,000
                                                -------   -------

                         Amortization of equipment held under the capital lease is included with accumulated depreciation in the consolidated financial statements.

                         Future minimum lease payments under the
                         capital lease as of December 25, 1998
                         are:

                         1999 minimum lease
                           payments                     $ 219,620
                         Less:  Interest at
                           Company's incremental
                           borrowing rate                 (10,482)

                                                           ------
                         Present value of
                           minimum lease payments         209,138
                         Less:  remaining proceeds
                           allocated to warrants          (68,243)
                                                          -------
                         Current portion of capital
                           lease obligation              $140,895
                                                          -------


                         The Company leases office space, a
                         manufacturing facility and certain
                         equipment under non-cancelable operating leases which expire on various dates through February 2002. The aggregate minimum lease payments under these leases are as follows:

                         1999                          $  248,581
                         2000                             234,320
                         2001                             232,814
                         2002                              52,965
                         2003                                -
                                                          -------
                                                       $  768,680
                                                          -------

                                        United Shields Corporation
                                                  And Subsidiaries

                        Notes To Consolidated Financial Statements
                                                       (continued)
------------------------------------------------------------------

Lease Obligations        The operating lease included above
                         relative to the HMC manufacturing
                         facility contains an early lease
                         termination privilege provided that HMC
                         provides three months notice of its
                         intent to cancel the lease on July 31 or December 31 of each year. The aggregate future minimum lease payments include the HMC manufacturing facility lease payments without regard to the early termination privilege.

                         Total rent expense was approximately
                         $252,000, $48,000 and $0 in 1998, 1997
                         and 1996, respectively.

Private Placement        In 1998, the Company's stockholders and
of Securities,           Board of Directors approved the adoption
Stock Options and        of the 1998 Long-Term Incentive Plan
Stock Purchase           ("1998 LTIP") pursuant to which the
Warrants                 Company's Board of Directors may grant
                         stock options, stock appreciation rights and stock awards to officers and key employees. No specific number of shares were reserved for issuance under the 1998
                         LTIP.  Subject to other maximums
                         depending on the type of issuance under
                         the 1998 LTIP, the maximum number of
                         shares of common stock that may be
                         delivered to any participant is 1,500,000 shares. Stock options and stock appreciation rights are granted with an exercise price at least equal to the underlying common stock's fair market value at the date of grant. Stock options issued under the 1998 LTIP have three or five-year terms and may be either exercisable immediately or ratably over the terms, both of which are determined by the Board of Directors.

                         The per share weighted-average fair value of stock options granted during 1998 was $0.29 on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: expected dividend yield of 0%, risk-free interest rate of 5.7 %, expected life of 3.5 years, and a volatility assumption of 80%.

                         The Company applies APB Opinion No. 25 in accounting for the 1998 LTIP and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the date of grant under SFAS No. 123, the Company's net loss and net loss per share would have been increased to the pro forma amounts indicated below:

                                                           1998
                         Net loss    As reported       $2,443,649
                                     Pro forma          2,900,839

                         Net loss    As reported

                                     per share             (0.20)
                         (Basic and
                          Diluted)   Pro forma             (0.23)

                         Since certain of the stock options are
                         subject to three-year vesting periods,
                         the full impact of calculating
                         compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net loss amounts presented above because compensation cost is reflected over the stock options' vesting period.
                                        United Shields Corporation
                                                  And Subsidiaries

                        Notes To Consolidated Financial Statements
                                                       (continued)
------------------------------------------------------------------
Private                  Stock option activity for the year ended
Placement of             December 25, 1998 was as follows:
Securities, Stock
Options                                Number    Weighted-Average
and                                   of Shares   Exercise Price
Stock Purchase                       ----------  ---------------
Warrants
(continued)              Balance at
                         December 31,
                           1997          -            $  -
                         Granted     1,580,000         0.67
                         Forfeited      (5,000)        3.75
                         Balance at  ---------
                         December 25,
                           1998      1,575,000        $0.66
                                     ---------         ----

                         At December 25, 1998 the range of
                         exercise prices and weighted-average
                         remaining contractual life of outstanding options was $0.50 - $3.75 and 4.8 years, respectively.

                         At December 25, 1998, the number of
                         options exercisable and the weighted-
                         average exercise price of those options
                         was 1,561,667 and $0.64, respectively.

                         On December 31, 1997, the Company entered into a sale/leaseback transaction for the equipment located at its HMC subsidiary, which included the issuance of a stock purchase warrant to purchase 250,000 shares of the Company's common stock.
                         The warrant is exercisable immediately at $4 per share and expires at the end of a five year term. The total proceeds received under the sale/leaseback transaction were $500,000 and the proceeds were allocated to the capital lease obligation and the warrant based upon their relative fair values. As a result, a value of $262,470 was allocated to the warrant and recorded as additional paid in capital at December 31, 1997.
                         The amount allocated to the warrant has
                         been treated as a discount on the capital lease obligation and is being amortized as additional interest expense over the term of the lease.

                         On March 30, 1998, the Company issued a
                         stock purchase warrant to NAVICAP to
                         purchase 500,000 shares of the Company's common stock in connection with an extension of the due date of the promissory note to September 30, 1999. The warrant is exercisable immediately at $4 per share and expires at the end of a five year term. The fair value of the warrant was determined to be $1,059,500, which was allocated to the warrant and recorded as additional paid in capital. The amount allocated was based on the relative fair values of the debt and the warrant at the time of issuance. The value of the warrant was being amortized over the


                                        United Shields Corporation
                                                  And Subsidiaries

                        Notes To Consolidated Financial Statements
                                                       (continued)
------------------------------------------------------------------
Private                  amended term through September 30, 1999.
Placement of             Effective November 30, 1998, the Company
Securities, Stock        And NAVICAP executed the Amended and
Options                  Restated Promissory Note to modify the
and                      terms of the previously outstanding
Stock Purchase           longer-term promissory note, which among
Warrants                 other things, provided for an extension
                         of the maturity date to October 30, 2003.
                         Accordingly, the Company prospectively
                         adjusted the amortization period of the
                         warrant through the extended maturity
                         date.

                         On June 10, 1998, the Company issued
                         stock purchase warrants to purchase
                         37,875 shares of the Company's common
                         stock to investment brokers in connection with the sale of the Company's common stock via its private placement program. These warrants are exercisable immediately at $4.75 per share and expire at the end of a two year term.

                         In connection with the Company's
                         Reorganization and Restructuring, on
                         November 30, 1998, the Company issued a
                         stock purchase warrant to Frey to
                         purchase 6,000,000 shares of the
                         Company's common stock at $0.14 per
                         share.  The warrant is exercisable
                         immediately and expires on October 30,
                         2003.  As a result of this transaction,
                         the Company recorded a non-cash expense
                         of $515,545, which represented the fair
                         value of the warrant on the date of
                         issuance.

                         In conjunction with the Company's
                         Reorganization and Restructuring,
                         effective November 30, 1998, the Company and T.J. Tully executed an Agreement providing for the sale of 100% of the outstanding shares of common stock of UNSC, Inc., an inactive wholly-owned subsidiary of the Company, to T.J. Tully for monetary consideration of $1 and the grant of an option to purchase 500,000 shares of the Company's common stock with an exercise price of $0.50 per share pursuant to the Company's 1998 LTIP.

                         During the year ended December 25, 1998, the Company completed its private placement of securities in which it sold 156,950 shares of its common stock at $4.00 per share. Total net proceeds of $579,895 generated from this private placement were used to fund operations and to repay indebtedness incurred in connection with the Company's acquisitions in 1997.

Income Taxes             No income tax benefits attributable to
                         the losses from continuing operations
                         were recorded in the years ended December
                         25, 1998 and December 31, 1997 as a
                         result of the uncertainty associated with the realization of these deferred tax assets. A reconciliation of the amounts computed by applying the U.S. federal income tax rate of 34 percent to pretax loss from continuing operations is as follows:

                                        United Shields Corporation
                                                  And Subsidiaries

                        Notes To Consolidated Financial Statements
                                                       (continued)
------------------------------------------------------------------
Income Taxes                                   1998        1997
(continued)              Computed "expected"
                          tax benefit
                          before
                          extraordinary
                          item             $(852,091)   $(542,583)

                         Extraordinary
                          item                21,250         -

                         Amortization of
                          goodwill           121,571         -

                         Increase in cash
                          surrender value of
                          life insurance     (45,581)        -

                         Other                13,017         -
                         Change in the
                          beginning-of-
                          the-year balance
                          of the valuation
                          allowance          741,834      542,583
                                             -------      -------
                                           $    -       $    -
                                             -------      -------

                         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 25, 1998 and December 31, 1997 are presented below:

                                              1998          1997

                         Deferred tax
                          liabilities:
                           Depreciation   $  (35,251)    $ (3,826)
                         Deferred tax
                          assets:
                          Accrued expenses    59,295         -
                          Acquisition
                           expenses          185,539      185,539
                          Deferred
                           compensation      237,430      244,940
                          AMT credit
                           carryforward       33,463       33,463
                          Tax credit
                           carryforward      343,371      343,371
                          Net operating
                           loss
                           carryforward    1,638,089      898,018
                          Other               10,392       28,989
                                           ---------      -------
                          Total gross
                           deferred tax
                           assets          2,507,579    1,734,320
                          Valuation
                           allowance      (2,472,328)  (1,730,494)
                                           ---------    ---------
                          Net deferred
                           tax assets         35,251        3,826
                                            --------    ---------
                          Net deferred
                           tax components $    -      $      -
                                            --------    ---------
                                        United Shields Corporation
                                                  And Subsidiaries

                        Notes To Consolidated Financial Statements
                                                       (continued)
------------------------------------------------------------------
Income Taxes             For tax reporting purposes, the Company
(continued)              has approximately $33,000 of alternative
                         minimum tax (AMT) credits available for
                         an indefinite period. The net operating loss of approximately $4,818,000 can be carried forward and used to reduce future taxable income through 2013.
                         Additionally, tax credits of
                         approximately $343,000 can be carried
                         forward and these credits begin to expire in 2005 at a rate of approximately
                         $48,000 per year.  The utilization of
                         credits and losses will be limited due to federal tax laws involving greater than 50% ownership changes and consolidated return regulations.

                         The valuation allowance for deferred tax assets as of December 31, 1997 and December 25, 1998 was $1,730,494 and
                         $2,472,328, respectively. The net change in the total valuation allowance for the years ended December 25, 1998 and December 31, 1997 was an increase of $741,834 and $1,590,247, respectively.
                         In assessing the realizability of
                         deferred tax assets, management considers whether it is more likely that not that some portion or all of the deferred tax assets will not be realized.

                         The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. In order to fully realize the deferred tax asset, the Company will need to generate future taxable income of $7,270,000 prior to the expiration of the net operating loss carryforwards in 2013. The Company incurred taxable losses of $2,259,182 and $1,578,881 for the years ended December 25, 1998 and December 31, 1997, respectively.  Based upon the level of
                         historical taxable losses and uncertainty regarding the generation of taxable income over periods which the deferred tax assets are deductible, management believes that it is not more likely than not that the Company will realize the benefits of these deductible differences, net of the deferred tax liabilities at December 25, 1998. Accordingly, a valuation allowance of $2,472,328 has been provided against the net deferred tax assets at December 25, 1998. The amount of the deferred tax asset that is not considered realizable, however could be increased in the near term if estimates of future taxable income during the carryforward period are increased. Approximately $1,082,000 of the valuation allowance relates to deferred tax assets of the acquired subsidiaries of the Company. Any subsequently recognized tax benefits will be allocated to reduce goodwill.

                                        United Shields Corporation
                                                  And Subsidiaries

                        Notes To Consolidated Financial Statements
                                                       (continued)
------------------------------------------------------------------
Reorganization and       On December 22, 1998, Trinity Capital
Restructuring            Group, LLC ("TCG"), of which Frey is
                         Chief Manager, purchased a total of
                         5,278,882 shares of the Company's common stock held by the Tully Group in exchange for cash consideration of $527,889. In a separate transaction, on November 18,
                         1998, Frey purchased 300,000 shares of
                         the Company's common stock held by a
                         related family member included in the
                         Tully Group in exchange for cash
                         consideration of $30,000.

                         In addition, in contemplation of the
                         purchase of 5,278,882 shares of the
                         Company's common stock by Frey from the
                         Tully Group on December 22, 1998, the
                         Company issued a warrant on November 30, 1998 to Frey to purchase 6,000,000 shares of the Company's common stock at $0.14 per share. The warrant is exercisable immediately and expires on October 30, 2003. As a result of this transaction, the Company recorded a non-cash expense of $515,545, which represented the fair value of the warrant on the date of issuance.

                         Further, effective January 1, 1999, the
                         Company's Board of Directors elected Frey as Chairman of the Board of Directors and Chief Executive Officer.

                         In conjunction with the transaction
                         described above, effective November 30,
                         1998, the Company and T.J. Tully executed an Agreement providing for the sale of 100% of the outstanding shares of common stock of UNSC, Inc., an inactive wholly-owned subsidiary of the Company, to T.J. Tully for monetary consideration of $1 and the grant of an option to purchase 500,000 shares of the Company's common stock with an exercise price of $0.50 per share pursuant to the Company's 1998 LTIP. Further, effective November 15, 1998, T.J. Tully forgave accrued and unpaid compensation due from the Company in the amount of $25,000.

                         UNSC, Inc. obtained from In-Flo Liquid
                         Dispensing Corporation ("In-Flo") the
                         exclusive worldwide marketing rights to
                         sell a collapsible bottle.  UNSC, Inc.
                         was assigned the marketing rights and
                         related sales agreement by a related
                         party, which was owned by T.J. Tully and a related family member, both of which were majority shareholders of the Company, prior to the transaction. The Company paid $115,000 for these rights which represented the cost to the related party. The value of these rights was written-off at December 31, 1997 as UNSC, Inc.'s rights were now non-exclusive. The agreement with In-Flo required minimum purchase commitments of bottles during each of the contract years as specified in the agreement in order to maintain exclusive rights to sell the collapsible bottle. As of December 31, 1997, UNSC, Inc. recorded $449,577 payable to In-Flo, which represented the value of minimum purchase commitments for the year then ended.

                                        United Shields Corporation
                                                  And Subsidiaries

                        Notes To Consolidated Financial Statements
                                                       (continued)
------------------------------------------------------------------
Reorganization           As of March 26, 1998, the Company
and Restructuring        received notice from In-Flo that it
(continued)              believed UNSC, Inc. was in default of the
                         above agreement as it had not made any
                         bottle purchases as of January 31, 1998.
                         In-Flo has stated that it has the right
                         to terminate the agreement and the right to demand liquidated damages in the amount of CDN $3,225,000 (approximately
                         U.S. $2,206,000 as of December 31, 1997).

                         During 1998, the Company had not made any payments to In-Flo nor had the Company recorded additional purchase commitments in light of the above disputes and the on-going negotiations. As a result of this transaction, the Company recorded a non-cash gain on the sale of the subsidiary in an amount equal to $445,609.

                         As a result of the transactions described above, the Company recorded a net expense from the reorganization and restructuring in the amount of $44,936, of which this amount has been set forth separately in the consolidated statement of operations.

Business and Credit      HMC's primary line of business, flameless
Concentrations           ration heaters, which it sells through a
                         prime contractor to the United States
                         Department of Defense for their "Meals
                         Ready-To-Eat" operations, can be impacted by the United States Defense Budget. If the United States significantly reduces its budget allocations for defense expenditures, or alters its operations for individual ration feeding programs, the Company's sales may be adversely affected. Over the previous two years, however, the United States Defense Center
                         Supply requirements have increased, and
                         the Company's sales of flameless ration
                         heaters have grown. HMC is currently in the solicitation phase of renewing its contract with its current prime contractor as well as two potential new prime contractors for the years 2000 -
                         2002. Sales to the Defense Center Supply approximate 23% and 55% of the Company's total net sales for 1998 and 1997, respectively. Another of HMC's customers represented 10% of the Company's total sales in 1997. As of December 25, 1998, accounts receivable from the prime contractor was $95,472. The Company's total net sales in 1997 were derived solely from HMC.

                         Sales to one of RPI's customers, who
                         operates in the home building
                         construction industry, approximated 12%
                         of the Company's net sales for 1998. As of December 25, 1998 accounts receivable from this customer was $363,170. The home building construction industry is generally impacted by the state of the general economy, specifically including interest rate fluctuations. Relatively stable growth is predicted in the home and building construction industry for the next year, however, changes in the marketplace of this industry may significantly effect management's estimates and the Company's performance. Furthermore, RPI's customer base and industry generally operate without the existence of long-term contracts. Therefore, additional business volumes may be generated in the short-term from new customers or from RPI's current customer base, or

                                        United Shields Corporation
                                                  And Subsidiaries

                        Notes To Consolidated Financial Statements
                                                       (continued)
------------------------------------------------------------------
Business and             business volumes may be adversely
Credit                   affected in the short-term by a partial
Concentrations           or total loss of business volume from an
(continued)              existing customer.

                         The Company estimates an allowance for
                         doubtful accounts based on the credit
                         worthiness of its customers as well as
                         the general economic conditions.
                         Consequently, an adverse change in those factors could affect the Company's estimates of its bad debts.

Acquisitions             In November 1997, the Company acquired
                         all of the assets and liabilities of HMC.
                         The purchase price consisted of
                         $2,000,000 in cash. The acquisition was accounted for as a purchase, accordingly the purchase price was allocated to the assets and liabilities based on their estimated value as of the date of acquisition. The results of HMC's operations have been included in the consolidated statement of operations from the date of the acquisition.

                         On December 31, 1997, the Company
                         acquired all of the assets and
                         liabilities of RPI.  The purchase price
                         consisted of $6,100,000 in cash and
                         993,384 unregistered shares of the
                         Company's common stock with an
                         approximate value of $3,974,000.  The
                         acquisition was accounted for as a
                         purchase. The price of the stock to the acquiring shareholders was used to value the assets and liabilities. The results of RPI's operations have been included in the consolidated statement of operations from the date of the acquisition.

                         The following table summarizes, on an
                         unaudited pro forma basis, the estimated combined results of the Company, HMC and RPI assuming the acquisitions had occurred on January 1, 1996. These results include certain pro forma adjustments, primarily goodwill amortization and interest expense, and are not necessarily indicative of what results would have been had the Company owned HMC and RPI during the periods presented:

                                             1997       1996
                         Net sales     $14,657,497  $16,095,809
                         Net loss       (3,787,835)  (1,613,552)

                         Net loss per
                          common share:
                           Basic and
                             diluted        $(0.33)      $(0.16)

Business Segments        The Company has the following two
                         reportable segments:  Plastic Injection
                         Molding and Specialty Products.  The
                         Plastic Injection Molding segment
                         consists of the Company's RPI subsidiary and is engaged in the production of molded plastic components and finished products for original equipment manufacturers who operate in the personal care, construction, electronics, healthcare and home products industries.
                         The Specialty Products segment consists
                         of the Company's HMC subsidiary and
                         manufacturers and markets patented,
                         portable electrochemical heaters and a
                         line of shelf-stable meals that
                         incorporate such heaters.

                                        United Shields Corporation
                                                  And Subsidiaries

                        Notes To Consolidated Financial Statements
                                                       (continued)
------------------------------------------------------------------
Business Segments        The accounting policies used to develop
(continued)              segment information correspond to those
                         described herein. Segment profit or loss is based on profit or loss from operations before income taxes and the extraordinary gain on restructuring of debt. There are no sales or transfers of inventories or human capital between segments. The reportable segments are distinct business units operating in different industries. They are separately managed, with separate marketing, manufacturing and distribution systems. The following information about the two segments is for the year ended
                         December 25, 1998:


                                                         Plastic
                                                        Injection    Speciality
                                                         Molding      Products     Totals
                                                        ----------  ------------  --------
       Revenues from external customers               $  8,908,422  $ 4,047,002 $12,955,424

       Interest expense, net (1)                           436,631      250,074     686,705

       Depreciation and amortization                       558,344       75,267     633,611

       Segment profit (loss)                                86,315     (132,191)    (45,876)

       Segment assets                                   10,812,687    2,751,443  13,564,130

       Expenditures for segment assets                      157,538       23,024     180,562

       Reconciliation to Consolidated Amounts:            Revenues  Profit (loss)    Assets
                                                         ---------  -------------   -------
       Totals for reportable segments                 $ 12,955,424     (45,876) $13,564,130
       Other                                                -             -            -

       Elimination of intersegment profit (loss)            -             -            -
       Unallocated corporate headquarters expense (2)       -       (2,460,273)     195,349
                                                        ----------   ----------  ----------
       Total consolidated amounts                     $ 12,955,424 $(2,506,149) $13,759,479
                                                        ----------   ----------  ----------


       Reconciliation to Consolidated Amounts:          Interest
                                                      expense, net
                                                      ------------
       Totals for reportable segments               $      686,705
       Other                                                   -

       Elimination of intersegment profit (loss)               -

     Unallocated corporate headquarters expense (2)        753,223
                                                         ---------

     Total consolidated amounts                     $    1,439,928
                                                         ---------

                         The following information about the
                         Company's Specialty Products segment is
                         for the period from November 1, 1997 (the acquisition date of HMC) through December 31, 1997 and for the Company's Plastic Injection Molding segment as of December 31, 1997 (the acquisition date of RPI):




                                                                    United Shields Corporation
                                                                              And Subsidiaries

                                                    Notes To Consolidated Financial Statements
                                                                                   (continued)
----------------------------------------------------------------------------------------------

Business Segments                                       Plastic
(continued)                                             Injection     Specialty
                                                        Molding       Products     Totals
                                                       ----------    ----------   -------
Revenues from external customers                       $    -       $  632,664   $   632,664
Interest expense, net (1)                                   -            1,543         1,543

Depreciation and amortization                               -           12,640        12,640

Segment profit (loss)                                       -         (110,996)     (110,996)

Segment assets                                          11,976,204   3,172,681    15,148,885

Expenditures for segment assets                              -            -             -


Reconciliation to Consolidated Amounts:                 Revenues    Profit (loss)    Assets
                                                      ----------  --------------   --------

Totals for reportable segments                        $    632,664 $   (110,996)  $15,148,885

Other                                                        -           -             -

Elimination of intersegment profit (loss)                    -           -             -

Unallocated corporate headquarters expense (2)               -       (1,484,837)      614,777
                                                           -------    ----------   ----------
Total consolidated amounts                            $    632,664 $ (1,595,833)  $15,763,662
                                                           -------    ----------   ----------

Reconciliation to Consolidated Amounts:                  Interest
                                                       expense, net
                                                       ------------

Totals for reportable segments                         $    1,543

Other                                                        -

Elimination of intersegment profit (loss)                    -

Unallocated corporate headquarters expense (2)             72,744
                                                           ------
Total consolidated amounts                             $   74,287
                                                           ------



(1)  Interest expense, net for  the Company's Specialty Products segment includes non-cash warrant amortization of  $205,244 and $0 for the years ended December 25, 1998 and December 31, 1997, respectively.

(2) Interest expense, net for the Company's corporate headquarters includes non-cash warrant Amortization of $480,865 and $0 for the years ended December 25, 1998 and December 31, 1997, respectively.

Contingencies            The Company is involved in litigation and
                         other matters which involve routine
                         matters incident to the Company's
                         business. In the opinion of management, the ultimate disposition of such litigation and matters will not have a material effect upon the Company's financial statements.