Form 10QSB
period 1999-03-26
UNITED SHIELDS CORP/OH/
filed 1999-05-10
CIK 808432

U.S. SECURITIES AND EXCHANGE COMMISSION
                   Washington, DC  20549
                       Form  10-QSB
                        (Mark One)


[ X ]       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934.

           For the quarterly period ended March 26, 1999

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

                           (513) 241-7470
                      (Issuer's telephone number)
_________________________________________________________________
       (Former name, former address and former fiscal year, if
                    changes since last report.)

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

APPLICABLE ONLY TO CORPORATE ISSUERS:
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 16,604,375 shares as of April 30, 1999.

Transitional Small Business Disclosure Format (check one):

Yes       No   X

                   UNITED SHIELDS CORPORATION
                             INDEX


Part I. Financial Information                            Page No.

     Item 1.  Consolidated Financial Statements

              Consolidated Balance Sheets as of
              March 26, 1999 and December 25, 1998           3

              Consolidated Statements of Operations
              for the quarterly periods ended
              March 26, 1999 and April 3, 1998               5

              Consolidated Statements of Cash Flows
              for the quarterly periods ended
              March 26, 1999 and April 3, 1998               6

              Notes to Consolidated Financial
              Statements                                     7

     Item 2.  Management's Discussion and Analysis
              of Financial Condition and Results of
              Operations                                    10


Part II. Other Information

     Item 6.  Exhibits and Reports on Form 8-K              12


Signatures                                                  14

                         United Shields Corporation
                        Consolidated Balance Sheets


                                                    (unaudited)          December 25,
                                                    March 26, 1999          1998
  Assets

Current Assets:

  Cash                                            $   132,641          $     191,609

  Accounts receivable, net                          1,752,991              1,543,923

  Other receivables                                     1,503                 14,447

  Inventories                                       1,323,196              1,321,168

  Prepaid expenses                                     32,747                 20,947
                                                   -----------            -----------
Total current assets                                3,243,078              3,092,094

Property, plant and equipment, at cost:

  Land                                                399,838                399,838

  Machinery and equipment                           3,673,712              3,485,620

  Office furniture and fixtures                        77,618                 75,620

  Vehicles                                             43,123                 21,850

  Building and leasehold improvements               1,286,514              1,285,883
                                                    ---------             ----------
                                                    5,480,805              5,268,811

  Less accumulated depreciation                      (790,608)              (619,236)
                                                    ---------             ----------
Net property, plant and equipment                   4,690,197              4,649,575
                                                    ---------             ----------
Other assets:

  Deposits                                             83,649                 59,148

  Cash surrender value of life insurance              979,345                961,845

  Goodwill, net                                     4,900,989              4,990,379

  Other                                                30,959                  6,438
                                                    ---------             ----------
Total other assets                                  5,994,942              6,017,810
                                                    ---------             ----------
                                                  $13,928,217          $  13,759,479
                                                   ==========            ===========

The Notes to Consolidated Financial Statements are an integral part of this statement.


                                United Shields Corporation
                               Consolidated Balance Sheets

                                                     (unaudited)      December 25,
                                                   March 26, 1999        1998
   Liabilities and Stockholder's Equity

Current liabilities:

   Revolving line of credit                         $     240,682     $     - -

   Notes payable - related parties - current              590,845         441,345

   Capital lease obligation - current                      90,993         140,895

   Accounts payable                                     1,519,050       1,318,041

   Accrued expenses and other current liabilities         907,818       1,001,410
                                                       ----------      ----------
Total current liabilities                               3,349,388       2,901,691

Revolving line of credit                                    - -            91,487

Notes payable - related parties                         1,196,566       1,166,636

Long-term debt                                          3,884,060       3,880,060

Deferred compensation                                     625,357         625,357

                                                       ----------      ----------

Total liabilities                                       9,055,371       8,665,231
                                                       ----------      ----------
Stockholder's equity:

Common stock - authorized 500,000 shares
  without par value; stated value $0.01;
  issued and outstanding 16,604,875 and
  11,530,100 at March 26, 1999 and
  December 25, 1998, respectively                         166,049         166,049

Additional paid in capital                              9,380,172       9,380,172

Accumulated deficit                                    (4,673,375)     (4,451,973)
                                                       ----------      ----------

Total stockholder's equity                              4,872,846       5,094,248
                                                       ----------      ----------

                                                      $13,928,217     $13,759,479
                                                       ----------      ----------
                                                       ----------      ----------

The Notes to Consolidated Financial Statements are an integral part of this statement.



                                 United Shields Corporation
                            Consolidated Statement of Operations
                                          (unaudited)


                                                               Three Months Ended:
                                                       ----------------------------------
                                                         March 26, 1999    April 3, 1998
                                                       ----------------    --------------
Net sales                                                  $3,182,534        $3,224,061
Cost of sales                                               2,437,335         2,525,152
                                                       ----------------    --------------

Gross profit                                                  745,199           698,909

Operating expenses:
  Selling, general and administrative expenses                641,689           774,255
  Goodwill amortization                                        89,390            89,390
                                                       ----------------    --------------
Total operating expenses                                      731,079           863,645
                                                       ----------------    --------------
Income (loss) from operations                                  14,120          (164,736)
                                                       ----------------    --------------

Other income (expense):
  Interest expense, net                                      (260,135)         (134,326)
  Gain (loss) on sale of property and equipment                22,487            (5,000)
  Other income                                                  2,126            (2,819)
                                                     ----------------    --------------
Total other expense                                          (235,522)         (142,145)
                                                       ----------------    --------------

Loss before income taxes and extraordinary item              (221,402)         (306,881)

Income taxes                                                     --               --
                                                       ----------------    --------------

Net loss                                                    $(221,402)        $(306,881)
                                                       ----------------    --------------
                                                       ----------------    --------------

Weighted average shares outstanding:

  Basic and diluted                                        16,604,875        11,980,834
                                                       ----------------    --------------
                                                       ----------------    --------------

Net loss per common share - basic and diluted         $        (0.01)     $     (0.03)
                                                       ----------------    --------------
                                                       ----------------    --------------

The Notes to Consolidated Financial Statements are an integral part of this statement.



                                   United Shields Corporation
                               Consolidated Statement of Cash Flows
                                            (unaudited)


                                                               Three Months Ended:
                                                       ----------------------------------
                                                         March 26,             April 3,
                                                            1999                 1998
                                                       ----------------    --------------
Net cash flows provided by (used in)
  operating activities:

Net loss                                              $     (221,402)     $    (306,881)

Adjustments to reconcile net loss to net
  cash provided by (used in) operating
  activities:
  Depreciation and amortization - property
  and equipment                                              174,762            159,232
  Amortization of goodwill and warrants                      156,060            152,215
  Gain on sale of property and equipment                     (22,487)             - -
  Changes in working capital accounts:
   Accounts and other receivables                           (196,124)           (38,325)
   Inventories                                                (2,028)            86,288
   Prepaid expenses                                          (11,800)            (4,437)
   Deposits and others                                       (49,022)            (4,994)
   Accounts payable                                          201,009            112,406
   Accrued expenses and other current liabilities            (93,592)          (132,200)
                                                       ----------------    --------------

Net cash provided by (used in) operating activities          (64,624)            23,304
                                                       ----------------    --------------

Cash flows provided by (used in) investing activities:
  Purchases of property and equipment                       (224,339)           (18,682)
  Proceeds from sale of property and equipment                31,442               - -
  Investment in potential acquisitions                         - -              (10,484)
  Increase in cash surrender value of life insurance
   policies                                                  (17,500)           (17,500)
                                                       ----------------    --------------
 Net cash used in investing activities                      (210,397)           (46,666)
                                                       ----------------    --------------

Cash flows provided by (used in) financing activities:
  Borrowings under revolving line of credit                  149,195               - -
  Borrowings under notes payable - related parties           149,500               - -
  Payments on notes payable - related parties                  - -             (548,900)
  Payments on long-term debt                                   - -             (140,940)
  Borrowings on long-term debt                                 4,000               - -
  Payments on capital lease obligation                       (86,642)          (122,545)
  Proceeds from issuance of common stock, net of expenses      - -              349,734
                                                       ----------------    --------------

Net cash provided by (used in) financing activities          216,053           (462,651)
                                                       ----------------    --------------
Net increase (decrease) in cash                              (58,968)          (486,013)
Cash at beginning of period                                  191,609            512,839
                                                       ----------------    --------------
Cash at end of period                                        132,641             26,826
                                                       ----------------    --------------
                                                       ----------------    --------------

The Notes to Consolidated Financial Statements are an integral part of this statement
                   United Shields Corporation
            Notes To Consolidated Financial Statements
                          March 26, 1999

1. Company Description

   United Shields Corporation ("USC" or the "Company") is a Cincinnati, Ohio based holding company that currently owns two operating subsidiaries: The HeaterMeals Company ("HMC"), which manufactures and markets patented, portable electrochemical heaters and a line of shelf-stable meals that incorporate such heaters, and R. P. Industries, Inc. ("RPI") which is engaged in the production of molded plastic components and finished products for original equipment manufacturers.

2. Summary of Significant Accounting Policies

   a.  Interim Financial Statements

       The March 26, 1999 and April 3, 1998 financial data are unaudited, however, in the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the consolidated financial statements for the respective periods. Interim results are not necessarily indicative of results for a full year. The consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the fiscal year ended December 25, 1998.

       The unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

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

       Potential common shares relating to options and warrants to purchase common stock were not included in the weighted average number of shares for the quarterly periods ended March 26, 1999 and April 3, 1998 because their effect would have been anti-dilutive.

                   United Shields Corporation
     Notes To Consolidated Financial Statements, continued
                         March 26, 1999

   f.  Reclassifications

       Certain prior year amounts have been reclassified in order to conform to the current year presentation.

   g.  Statement of Cash Flows Data

       On March 30, 1998, the Company issued 500,000 stock purchase warrants to NAVICAP Corporation in connection with an extension of the due date of the NAVICAP promissory note to September 30, 1999. The fair value of the stock purchase warrants was determined to be $1,059,500, which was allocated to the warrants and recorded as additional paid in capital (non-cash transaction).


2.  Contingencies

    The Company is involved in litigation and other matters which involve routine matters incident to the Company's business.
    In the opinion of management, the ultimate disposition of such litigation and matters will not have a material effect upon the Company's financial statements.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.

         Safe Harbor Clause

         This report contains certain "forward-looking statements". The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing itself of the protection of such safe harbor with respect to all such forward-looking statements. These forward-looking statements, which are included in Management's Discussion and Analysis, describe future plans or strategies and include the Company's expectations of future financial results. The words "expect," "estimate," "anticipate," "predict," and similar expressions are intended to identify forward-looking statements. Important factors that could cause the actual results, performance or achievement of the Company to differ materially from the Company's expectations include the following: 1) one or more of the assumptions or other factors discussed in connection with particular forward-looking statements prove not to be accurate; 2) the Company is unsuccessful in increasing sales through its anticipated marketing efforts; 3) mistakes in cost estimates and cost over-runs; 4) the Company's inability to obtain financing for one or more acquisitions and/or for general operations;
         5) non-acceptance of one or more products of the Company in the marketplace due to costs or other reasons; 6) the Company's inability to supply any product to meet market demand; 7) generally unfavorable economic conditions which would adversely effect purchasing decisions by retailers or consumers; 8) development of a similar competing product with HeaterMeals(reg) which is not an infringement of any of the patents pertaining to those products; 9) inability of the owner of any of the patents to protect against infringement; 10) the inability to successfully integrate one or more acquisitions with the Company's operations (including the inability to successfully integrate several acquisitions at the same time, integrate businesses which may be diverse as to type of business, geographic area, or customer base and the diversion of management's attention among several acquired businesses) without substantial costs, delays or other problems; 11) if the Company experiences labor and/or employment problems such as work stoppages, inability to hire and/or retain competent personnel; 12) a shortage in the supply of significant raw materials, such as plastic resin and magnesium, which would significantly increase the cost of goods sold; 13) if the Company experiences unanticipated problems (including but not limited to accidents, fires, acts of God, etc.), or is adversely affected by problems of its suppliers, shippers, customers or others; and 14) potential material adverse consequences to the Company relating to the Year 2000 issue. All written or oral forward-looking statements attributable to the Company are made as of the date hereof, and the Company assumes no obligation to update the forward-looking statements, or to update the reasons why actual results could differ materially from those projected in the forward-looking statements.

       Results of Operations

       The following is a discussion of the results of operations for the quarterly periods ended March 26, 1999 and April 3, 1998 and changes in financial condition during the first quarter of 1999.

       NET SALES. Net sales for the quarter ended March 26, 1999 declined slightly to $3,182,534 as compared to $3,224,061 for the quarter ended April 3, 1998. Net sales of HMC increased 37% in the first quarter of 1999 as compared to the first quarter of 1998, while net sales of RPI declined 15% in the first quarter of 1999 as compared to the first quarter of 1998. The increase in net sales of HMC was due to additional volumes related to its electrochemical heaters and its shelf-stable meals, which incorporate such heaters, and from price increases related to its shelf-stable meals. The decline in sales of RPI was attributable to lower volumes during the quarter versus the comparable period in 1998.

       COST OF SALES. Cost of sales for the quarter ended March 26, 1999 declined 3% to $2,437,335 as compared to $2,525,152 for the quarter ended April 3, 1998. A 22% increase in HMC's cost of sales resulted from substantially higher volumes offset by more efficient manufacturing operations during the quarter ended March 26, 1999 as compared to the quarter ended April 3, 1998. A 14% decrease in RPI's cost of sales during the quarter ended March 26, 1999 as compared to the quarter ended April 3, 1998 resulted from lower volumes and more efficient manufacturing operations.

       GROSS PROFIT. Gross profit increased 7% to $745,199 during the quarter ended March 26, 1999 as compared to $698,909 during the quarter ended April 3, 1998. Similarly, the gross profit percentage increased to 23% for the quarter ended March 26, 1999 as compared to 22% for the quarter ended April 3, 1998. The improvements in gross profit and gross profit percentages were due primarily to substantial volume and gross profit improvements with respect to HMC as a result of the implementation of material cost reductions, automation of processes and other efficiencies, and a modest increase in prices, net of a slight decline in RPI's gross profit as a result of lower volumes during the quarterly period ended March 26, 1999.

       OPERATING EXPENSES. Operating expenses decreased 15% to $731,079 during the quarter ended March 26,1999 as compared to $863,645 during the quarter ended April 3, 1998 principally as a result of cost containment measures initiated during the second half of 1998 at all of the Company's operations which continued during the first quarter of 1999. Operating expenses were 23% and 27% of net sales for the quarterly period ended March 26, 1999 and April 3, 1998, respectively.

       INTEREST EXPENSE, NET. Interest expense, net increased to $260,135 during the quarter ended March 26, 1999 as compared to $134,326 during the quarter ended April 3, 1998 as a result of additional borrowings during the first quarter of 1999 as compared to the first quarter of 1998 and because first quarter 1998 interest charges in the amount of $106,773 were waived by NAVICAP Corporation.

       INCOME TAXES. No income tax benefits attributable to the losses from continuing operations were recorded in the quarters ended March 26, 1999 and April 3, 1998 as a result of uncertainty associated with the realization of these deferred tax assets.


       Liquidity and Capital Resources

       The Company's principal cash requirements are for operating expenses, capital expenditures and repayment of capital lease obligations. Historically, the Company's primary sources of cash have been from operations, borrowings from related parties and financial institutions, and the proceeds from the sale of the Company's common stock through its private placement programs.

       During the first quarter of 1999, cash provided by financing activities of $216,053 was utilized to fund operating and investing activities in the amounts of $64,624 and $210,397, respectively. The net cash provided by financing activities was comprised of $298,695 in borrowings under the Company's revolving line of credit and under notes payable to related parties, $4,000 in additional borrowings under the Company's long-term debt facility and principal payments of $86,642 related to the Company's capital lease obligation. The net cash flows used in investing activities were comprised of $224,339 in purchases of property and equipment, proceeds of $31,442 from the sale of property and equipment and $17,500 related to the increase in cash surrender value of life insurance policies. At March 26, 1999, the Company was in violation of certain financial covenants related to it long-term debt facility, which covenant violations have since been waived by the financial institution.

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

       Accordingly, in an effort to provide financing for the Company's corporate operations during the first half of 1999 and to provide financial resources to complete desired acquisitions, the Company embarked on a project to refinance its indebtedness with respect to its RPI subsidiary. In March 1999, the Company executed commitment letters with a national corporate finance institution to provide term and revolving loan facilities to accomplish the refinance project. The Company anticipates the closing of the refinance project in the second quarter of 1999; however, the commitment letters are contingent upon the successful completion of numerous pre-closing activities, including among other things, completion of the loan documentation and environmental and other studies.

       During the first four months of 1999, financing of the Company's corporate operations has been provided by the Company's Vice Chairman, related family members and the Chairman and Chief Executive Officer. Management is continuing to evaluate opportunities with various investors to raise additional capital, without which the Company's growth will be restricted. Although management believes that sufficient financing resources are available, there can be no assurance that such resources will continue to be available to the Company or that they will be available on terms favorable to the Company. In the event, the refinance project can not be completed and if financial resources are not otherwise available to support the Company's corporate operations, then the Company will be required to scale back or eliminate certain corporate functions or sell some of its products or operating assets.

                  PART II. OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

         (a)  Exhibit 27 Financial Data Schedule

                         Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                   UNITED SHIELDS CORPORATION



Date:  May 9, 1999    /s/ William A. Frey III
                      -----------------------
                          William A. Frey III
                          Chairman of the Board
                          and Chief Executive Officer


Date:  May 9, 1999    /s/ Jeffrey A. Pakrosnis
                      ------------------------
                          Jeffrey A. Pakrosnis
                          Vice President and
                          Chief Financial Officer