Form 10QSB
period 1999-06-25
UNITED SHIELDS CORP/OH/
filed 1999-08-09
CIK 808432

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, DC  20549
                         Form  10-QSB
(Mark One)
[ X ]        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934.

             For the quarterly period ended June 25, 1999.

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

           2640 Peerless Road, Cleveland, Tennessee 37312
               (Address of principal executive offices)

                             (423) 479-1655
                      (Issuer's telephone number)

     655 Eden Park Drive, Suite 260, Cincinnati, Ohio 45202
     (Former name, former address and formal fiscal year, if changes since last report.)

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

APPLICABLE ONLY TO CORPORATE ISSUERS:
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
16,604,875 shares as of July 28, 1999.

Transitional Small Business Disclosure Format (check one):

Yes       No   X

                      UNITED SHIELDS CORPORATION
                                 INDEX



                                                            Page
No.
     Part I.  Financial Statements

           Item 1.  Consolidated Financial Statements

              Consolidated Balance Sheets as of
              June 25, 1999 and December 25, 1998            3-4

              Consolidated Statements of Operations
              for the quarter ended June 25, 1999
              compared to the quarter ended July 3,
              1998 and for the six month period
              ended June 25, 1999 compared to the
              six month period ended July 3, 1998            5

              Consolidated Statements of Cash Flows
              for the six month period ended
              June 25, 1999 compared to the six
              month period ended July 3, 1998                6

              Notes to Consolidated Financial
              Statements                                     7-8

           Item 2.  Management's Discussion and
                    Analysis of Financial Condition
                    and Results of Operations                  8-11


     Part II.  Other Information

           Item 4.  Submission of Matters to a Vote
                    of Security Holders                      12

     Signatures                                              13

                    United Shields Corporation
                    Consolidated Balance Sheets


                                (unaudited)
                                  June 25,      December 25,
                                    1999            1998
                                  --------      ------------
     Assets

     Current Assets:

       Cash                      $   152,150     $   191,609

       Accounts receivable, net    1,919,208       1,543,923

       Other receivables               2,834          14,447

       Inventories                 1,346,786       1,321,168

       Prepaid expenses               17,515          20,947
                                  ----------      ----------
     Total current assets          3,438,493       3,092,094


     Property, plant and
      equipment, at cost:

        Land                         401,637         399,838

        Machinery and equipment    3,699,221       3,485,620

        Office furniture and
         fixtures                     84,979          75,620

        Vehicles                      61,675          21,850

        Building and leasehold
         improvements              1,286,514       1,285,883
                                   ---------       ---------
                                   5,534,026       5,268,811

       Less accumulated
        depreciation                (960,565)       (619,236)
                                     -------         -------
     Net property, plant
      and equipment                4,573,461       4,649,575
                                  ----------      ----------
     Other assets:

       Deposits                       78,423          59,148

       Cash surrender value of
        life insurance               928,913         961,845

       Goodwill, net               4,811,599       4,990,379

       Other                           7,288           6,438
                                  ----------      ----------

     Total other assets            5,826,223       6,017,810
                                  ----------      ----------
                                 $13,838,177     $13,759,479
                                  ----------      ----------
                                  ----------      ----------

      The Notes to Consolidated Financial Statements are an integral part of these statements.


                   United Shields Corporation
                   Consolidated Balance Sheets


                                (unaudited)       December 25,
                               June 25, 1999         1998
                               -------------      ------------
     Liabilities and
      Stockholders' Equity

   Current liabilities:

     Revolving line of credit  $    291,682     $     ---

     Notes payable - related
       parties - current            810,860          441,345

     Capital lease obligation -
       current                       22,495          140,895

     Accounts payable             1,650,404        1,318,041

     Accrued expenses and other
       current liabilities          882,731        1,001,410
                                 ----------       ----------
   Total current liabilities      3,658,172        2,901,691


   Revolving line of credit           ---             91,487

   Notes payable - related
     parties                      1,226,495        1,166,636

   Long-term debt                 3,644,060        3,880,060

   Deferred compensation            625,357          625,357
                                 ----------       ----------
   Total liabilities              9,154,084        8,665,231
                                 ----------       ----------
   Stockholders' equity:

   Common stock - authorized
     500,000,000 shares without
     par value; stated value
     $0.01; issued and
     outstanding 16,604,875 at
     June 25, 1999 and
     December 25, 1998,
     respectively                   166,049          166,049

     Additional paid in capital   9,380,172        9,380,172

     Accumulated deficit         (4,862,128)      (4,451,973)
                                 ----------       ----------
     Total stockholders'
       equity                     4,684,093        5,094,248
                                 ----------       ----------
                                $13,838,177      $13,759,479
                                 -----------      ----------
                                 -----------      ----------

      The Notes to Consolidated Financial Statements are an integral part of these statements.






                                    United Shields Corporation
                               Consolidated Statement of Operations

                                              Three Months Ended      Six Months Ended
                                             ---------------------   --------------------
                                             June 25,    July 3,     June 25,      July 3,
                                               1999       1998         1999         1998
                                             --------    -------     --------      -------
Net sales                                 $ 3,350,365   $3,234,460 $6,532,899   $6,458,521

Cost of sales                               2,532,762    2,565,189   4,970,096    5,090,341
                                           ----------   ----------  ----------   ----------
Gross profit                                  817,603      669,271   1,562,803    1,368,180

Operating expenses:
      Selling, general and administrative
        expenses                              658,174      708,739   1,299,864    1,482,994
      Goodwill amortization                    89,391       89,390     178,780      178,780
                                           ----------   ----------  ----------   ----------
Total operating expenses                      747,565      798,129   1,478,644    1,661,774
                                           ----------   ----------  ----------   ----------

Income (loss) from operations                  70,038     (128,858)     84,159     (293,594)
                                           ----------   ----------  ----------   ----------
Other income (expense):
      Interest expense, net                  (242,299)    (482,315)   (502,434)    (616,640)
      Gain (loss) on sale of property
       and equipment                            ---          3,977      22,487       (1,023)
      Other income (expense)                  (14,593)     (12,355)    (12,468)     (15,174)
                                           ----------   ----------  ----------   ----------


Total other (expense)                        (256,892)     (490,693)  (492,415)    (632,837)
                                           ----------   ----------  ----------   ----------

Loss before income taxes                     (186,854)    (619,551)   (408,256)    (926,431)

Income taxes                                     ---          ---         ---         ---
                                           ----------   ----------  ----------   ----------

Net loss                                   $ (186,854)   $(619,551) $(408,256)   $(926,431)
                                           ----------   ----------  ----------   ----------
                                           ----------   ----------  ----------   ----------

Weighted average number of
  shares outstanding -
  basic and diluted                        16,604,875   12,067,273  16,604,875   12,067,273
                                           ----------   ----------  ----------   ----------
                                           ----------   ----------  ----------   ----------

Net loss per common share -
  basic and diluted                       $     (0.01) $    (0.05) $   (0.02)   $   (0.08)
                                           ----------   ----------  ----------   ----------
                                           ----------   ----------  ----------   ----------

                   The Notes to Consolidated Financial Statements are an
                              integral part of these statements.






                               United Shields Corporation
                           Consolidated Statement of Cash Flows

                                                                      Six Months Ended
                                                                  -------------------------
                                                                     June 25,       July 3,
                                                                       1999          1998
                                                                     --------       -------
Net cash flows provided by (used in) operating activities:
 Net loss                                                         $ (408,256)     $(926,431)
 Adjustments to reconcile net loss to net cash provided by
  (used in) operating activities:
  Depreciation and amortization - property and equipment             349,559        318,325
  Amortization of goodwill and warrants                              296,151        457,734
  Gain (loss) on sale of property and equipment                      (22,487)         1,023
    Changes in working capital accounts:
    Accounts and other receivables                                  (363,672)      (112,764)
    Inventories                                                      (25,618)       144,473
    Prepaid expenses                                                   3,432         65,944
    Deposits and others                                              (20,125)         9,099
    Accounts payable                                                 332,363        (17,732)
    Accrued expenses and other current liabilities                  (120,578)       219,191
                                                                     ---------        -------

  Net cash provided by operating activities                           20,769        158,862
                                                                   ---------        -------

Cash flows provided by (used in) investing activities:
  Purchases of property and equipment                               (282,400)       (81,765)
  Proceeds from sale of property and equipment                        31,442         20,750
  Investment in potential acquisitions                                  ---          36,259
  Cash received or (increase) in value of life insurance policies     32,932        (35,000)
                                                                     ---------        -------

Net cash used in investing activities                               (218,026)       (59,756)

                                                                   ---------        -------

Cash flows provided by (used in) financing activities:
  Borrowings under revolving line of credit                          200,195          ---
  Borrowings under notes payable - related parties                   369,515          ---
  Payments on notes payable - related parties                          ---         (698,401)
  Payments on long-term debt                                        (236,000)      (185,940)
  Payments on capital lease obligation                              (175,912)      (161,163)
  Proceeds from issuance of common stock, net of expenses              ---          579,895
                                                                   ---------        -------
    Net cash provided by (used in) financing activities              157,798       (465,609)
                                                                   ---------        -------
Net decrease in cash                                                 (39,459)      (366,503)
Cash at beginning of period                                          191,609        512,839
                                                                   ---------        -------
Cash at end of period                                               $152,150       $146,336
                                                                   ---------        -------

                                                                   ---------        -------


            The Notes to Consolidated Financial Statements are an integral part of these statements.


                    United Shields Corporation
            Notes To Consolidated Financial Statements
                         June 25, 1999

1.  Company Description

    United Shields Corporation ("USC" or the "Company") is a Tennessee-based holding company that currently owns two operating subsidiaries: The HeaterMeals Company ("HMC"), which manufactures and markets patented, portable electrochemical heaters and a line of shelf-stable meals that incorporate such heaters, and R. P. Industries, Inc. ("RPI") which is engaged in the production of molded plastic components and finished products of original equipment manufacturers.

2.  Summary of Significant Accounting Policies

    a.  Interim Financial Statements

        The June 25, 1999 and July 3, 1998 financial data are unaudited, however, in the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the consolidated financial statements for the respective periods. Interim results are not necessarily indicative of results for a full year. The consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the fiscal year ended December 25, 1998.

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

        Potential common shares relating to options and warrants to purchase common stock were not included in the weighted average number of shares for the quarterly periods ended June 25, 1999 and July 3, 1998 because their effect, if any, would have been anti-dilutive.

                  United Shields Corporation
     Notes to Consolidated Financial Statements, continued


    e.  Reclassifications

        Certain prior year amounts have been reclassified in order to conform to the current year presentation.

3.  Long-Term Debt Restructuring

    On June 9, 1999, the Company executed the Fourth Amendment to the Revolving Credit and Security Agreement with First Union National Bank to refinance its indebtedness with respect to its RPI subsidiary. This amended agreement allowed for (i) improved borrowing capabilities, (ii) a deferral of principal payments through March 31, 2000, (iii) the surrender of the life insurance policies with the placement of such funds into a restricted interest-bearing account with First Union, except for $250,000 which may be utilized to partially fund a future acquisition of the company, (iv) adjustments to the loan covenants for the term of the loan, and (v) an extension of the loan maturity date to April 30, 2001.

4.  Contingencies

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

         Results of Operations

         The following is a discussion of the results of operations for the quarter and six-month periods ended
         June 25, 1999 compared with the quarter and six-month period ended July 3, 1998, and changes in financial condition during the first six months of 1999:

         NET SALES. Net sales for the quarter and six-month period ended June 25, 1999 were $3,350,365 and $6,532,899, respectively, increasing 4% and 1% compared to the quarter and six-month period ended July 3, 1998. Net sales of HMC increased 39% in the second quarter and 38% in the six-month period ended June 25, 1999, versus the comparable periods a year ago, while net sales of RPI decreased 16% in the second quarter and 15% in the six-month period ended June 25, 1999, versus the comparable periods a year ago. The increases in net sales of HMC in both periods continues a trend of additional volumes related to its electrochemical heaters and from substantial additional volumes related to its shelf-stable meals, which incorporate such heaters, and from price increases to its shelf-stable meals. The declines in net sales of RPI in the quarter and six-month period ended June 25, 1999 reflect lower volumes versus comparable periods in 1998.

         COST OF SALES. Cost of sales for the quarter declined 1% to $2,532,762 and 2% to $4,970,096 for the six-month period ended June 25, 1999 versus the comparable periods ended July 3, 1998. Increases in HMC's cost of sales resulted from substantially higher volumes offset by more efficient manufacturing operations during the quarter and six-month period ended June 25, 1999, versus the comparable periods in 1998. Decreases in RPI's cost of sales in both periods resulted from lower volumes when compared to the prior year periods.

         GROSS PROFIT. Gross profit increased 22% to $817,603 during the quarter and 14% to $1,562,803 in the six-month period ended June 25, 1999, versus the comparable periods in 1998. Similarly, gross profit percentage increased to 24% for the quarter and the six-month period ended June 25, 1999, as compared to 21% for both of the comparable periods in the prior year. The improvements in gross profit and gross profit percentages are a result of substantial volume and gross profit improvements with respect to HMC due to the implementation of material cost reductions, automation of processes and other efficiencies, and a modest increase in prices, net of a slight decline in RPI's gross profit as a result of lower volumes in both periods.

         OPERATING EXPENSES. Operating expenses decreased 6% to $747,565 during the quarter and 11% to $1,478,644 during the six-month period ended June 25, 1999, versus the comparable periods in 1998, principally as a result of cost containment measures initiated during the second half of 1998 at all the company's operations which continued through the first half of 1999. Operating expenses were 22% and 23% of net sales, respectively, for the quarter and six-month period ended June 25, 1999. Of particular note, operating expenses relating to the Company's corporate operations have been reduced by $125,507, or 43%, for the quarter and $213,068, or 38%, for the six-month period ended June 25, 1999, versus the comparable periods a year ago. Additional reductions are expected to continue through the remainder of the year as a result of the Company's integration of most of its corporate operations into the HMC facility at the end of June, 1999.

         INTEREST EXPENSE, NET. Interest expense, net decreased 50% to $242,299 during the quarter and 19% to $502,434 for the six-month period ended June 25, 1999 versus the comparable periods a year ago. Results for the six-month period ended July 3, 1998 do not include first quarter interest expense waived by NAVICAP in the amount of $106,773. On a pro forma basis, inclusion of this interest expense would have resulted in a decline of 31% in interest expense, net for the six-month period ended June 25, 1999 as compared to a year ago. Declines in interest expense, net in both the quarter and the six-month period ended June 25, 1999 also reflect lower borrowings primarily due to a conversion of debt to equity in fourth quarter 1998.

         INCOME TAXES. No income tax benefits attributable to the losses from continuing operations were recorded in the quarter and six-month periods ended June 25, 1999 and July 3, 1998, as a result of uncertainty associated with the realization of these tax deferred assets.

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

         During the first half of 1999, net cash provided by operating activities of $20,769 was utilized to partially fund investing activities in the amount of $218,026. The net cash provided by financing activities was comprised of $569,710 in borrowings under the Company's revolving line of credit and under notes payable to related parties, $236,000 in principal payments under the Company's long-term debt facility and principal payments of $175,912 related to the Company's capital lease obligation. The net cash flows used in investing activities were comprised of $282,400 in purchases of property and equipment, proceeds of $31,442 from the sale of property and equipment and $32,932 related to received cash from life insurance policies.

         While it is anticipated that the Company's subsidiaries will generate sufficient cash flow and have sufficient resources to fund their operations and financial obligations as they become due in 1999, the Company's corporate operations will require additional financial resources to support itself during 1999; although, it is anticipated that the Company's HMC subsidiary will be able to provide a substantial amount of financing for the Company's corporate operations during the last half of 1999, as it has completed the required payments under the Company's capital lease obligation.


         Accordingly, in an effort to provide financing for the Company's corporate operations during the first half of 1999 and to provide financial resources to complete desired acquisitions, the Company embarked on a project to refinance its indebtedness with respect to its RPI subsidiary. On June 9, 1999, RPI's Revolving Loan Agreement with First Union National Bank was re-negotiated to allow for; (i) improved borrowing capabilities, (ii) a deferral of principal payments through March 31, 2000, (iii) the surrender of the life insurance policies with the placement of such funds into a restricted interest-bearing account with First Union, except for $250,000 which may be utilized to partially fund a future acquisition of the Company, (iv) adjustments to the loan covenants for the term of the loan, and (v) an extension of the loan maturity date to April 30, 2001.

         Also, during the second quarter of 1999, the Company commenced a private offering of its common stock, which, if successful, will result in proceeds of $675,000 to $1,350,000 dollars to be received in the third quarter. The net proceeds from this private placement are expected to be used to fund potential acquisitions, repay interest-bearing indebtedness and provide working capital. However, there can be no assurance this offering will be successful.

         During the first six months of 1999, financing of the Company's corporate operations has been provided by the Company's Vice Chairman, related family members and the Chairman and Chief Executive Officer. Although management believes that sufficient financing resources will be available, there can be no assurance that such resources will continue to be available to the Company or that they will be available on terms favorable to the Company.


Part II - Other Information

Item 4 - Submission of Matters to a Vote of Security Holders

     The 1999 Annual Shareholders Meeting of United Shields Corporation (the "Meeting") was held on July 14, 1999. The holders of 12,781,002 shares of the company's 16,604,875 then outstanding shares of common stock (approximately 76%) were present at the Meeting in person or by proxy.

     (a) At such Meeting, the following three individuals were duly nominated and properly elected as Directors of the Company to serve until the 2000 Annual Shareholders Meeting and until their successors are elected and qualified - William A. Frey III, T.J. Tully and Donald
          T. Zimmerman, Jr. The number of votes cast for, against and withheld with respect to each nominee for office are indicated below:

              William A. Frey III
              Votes For Director            12,552,722 Shares
              Votes Against                     -0-    Shares
              Votes Abstained                  228,280 Shares

              T.J. Tully
              Votes For Director            12,552,722 Shares
              Votes Against                     -0-    Shares
              Votes Abstained                  228,280 Shares

              Donald T. Zimmerman, Jr.
              Votes For Director            12,552,722 Shares
              Votes Against                     -0-    Shares
              Votes Abstained                  228,280 Shares

     (b) At such Meeting, a proposal to ratify the appointment of the firm of Grant Thornton LLP to serve as independent auditors for fiscal 1999 was approved. The number of votes cast for, against and to abstain are indicated below:

              Votes For Grant Thornton LLP  12,698,452 Shares
              Votes Against                        200 Shares
              Votes Abstained                   82,350 Shares

                         Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                   UNITED SHIELDS CORPORATION



Date: August 5, 1999              /s/ William A. Frey III
                                  ___________________________
                                      William A. Frey III
                                      Chairman and Chief
                                      Executive Officer


Date: August 5, 1999              /s/ Donald T. Zimmerman, Jr.
                                  ____________________________
                                      Donald T. Zimmerman
                                      President and Chief
                                      Operating Officer


Date: August 5, 1999              /s/ John F. Quigley
                                  ____________________________
                                      John F. Quigley
                                      Senior Vice President and
                                      Chief Financial Office