Form 10QSB
period 1999-09-24
UNITED SHIELDS CORP/OH/
filed 1999-11-08
CIK 808432

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-QSB

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 24, 1999.

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

Yes No

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 19,454,875 shares as of November 1, 1999.

Transitional Small Business Disclosure Format (check one):

Yes No X

UNITED SHIELDS CORPORATION

INDEX

Part I. Financial Information

Item 1. Consolidated Financial Statements

Consolidated Balance Sheets as of September 24, 1999 and December 25, 1998

Consolidated Statements of Operations for the quarter ended September 24, 1999 compared to the quarter ended October 2, 1998 and for the nine month period ended September 24, 1999 compared to the nine month period ended

October 2, 1998

Consolidated Statements of Cash Flows for the nine month period ended

September 24, 1999 compared to the nine month period ended October 2, 1998

Notes to Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition

and Results of Operations

Part II. Other Information

Item 1. Legal Proceedings

Item 2. Change in Securities and Use of Proceeds

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

Signatures

United Shields Corporation

Consolidated Balance Sheets

	(unaudited) September 24, 1999	December 25, 1998

Assets

Current Assets:

Cash	$1,648,519	$191,609

Accounts receivable, net	1,594,392	1,558,370

Inventories	1,202,012	1,321,168

Prepaid expenses	18,944	20,947

Total current assets	4,463,867	3,092,094

Property, plant and equipment, at cost:

Land	401,638

Machinery and equipment	3,721,956	3,485,620

Office furniture and fixtures	92,476	75,620

Vehicles	61,675	21,850

Building and leasehold improvements	1,286,514	1,285,883

	5,564,259	5,268,811

Less accumulated depreciation	(1,134,474)	(619,236)

Net property, plant and equipment	4,429,785	4,649,575

Other assets:

Deposits	55,483	59,148

Cash surrender value of life insurance	---	961,845

Goodwill, net	4,722,208	4,990,379

Restricted short-term investments	694,395	---

Investment in potential acquisitions	22,613	---

Other	10,627	6,438

Total other assets	5,505,326	6,017,810

	$14,398,978	$13,759,479

The Notes to Consolidated Financial Statements are an integral part of these statements.

United Shields Corporation

Consolidated Balance Sheets

	(unaudited) September 24, 1999		December 25, 1998

Liabilities and Stockholders' Equity

Current liabilities:

Revolving line of credit	$291,682	$	---

Notes payable - related parties	832,370		441,345

Capital lease obligation	---		140,895

Accounts payable	1,029,522		1,318,041

Accrued expenses and other current liabilities	837,769		1,001,410

Total current liabilities	2,991,343		2,901,691

Revolving line of credit	---		91,487

Notes payable - related parties	1,256,424		1,166,636

Long-term debt	3,738,453		3,880,060

Deferred compensation	625,357		625,357

Total liabilities	8,611,577		8,665,231

Stockholders' equity:

Common stock - authorized 500,000,000 shares without par value; stated value $0.01; issued and outstanding 19,454,875 at September 24, 1999 and 16,604,875 at December 25, 1998, respectively	194,549		166,049

Additional paid in capital	10,634,172		9,380,172

Accumulated deficit	(5,041,320)		(4,451,973)

Total stockholders' equity	5,787,401		5,094,248

	$14,398,978		$13,759,479

The Notes to Consolidated Financial Statements are an integral part of these statements.

United Shields Corporation

Consolidated Statements of Operations

Three Months Ended	Nine Months Ended
	September 24, 1999	October 2, 1998	September 24, 1999	October 2, 1998

Net sales	$3,104,537	$3,464,825	$9,637,436	$9,923,346
Cost of sales	2,434,679	2,629,209	7,404,775	7,706,088

Gross profit	669,858	835,616	2,232,661	2,217,258

Operating expenses:
Selling, general and administrative expenses	575,612	711,432	1,875,475	2,223,060
Goodwill amortization	89,391	89,391	268,172	268,172

Total operating expenses	665,003	800,823	2,143,647	2,491,232

Income (loss) from operations	4,855	34,793	89,014	(273,974)

Other income (expense):
Interest expense, net	(212,525)	(447,098)	(714,959)	(1,063,739)
Gain (loss) on sale of property and equipment	---	(38,944)	22,487	(39,967)
Other income (expense)	26,579	---	14,111	---

Total other expense	(185,946)	(486,042)	(678,361)	(1,103,706)

Loss before income taxes and extraordinary item	(181,091)	(451,249)	(589,347)	(1,377,680)

Income taxes	---	---	---	---

Loss before extraordinary item	(181,091)	(451,249)	(589,347)	(1,377,680)

Extraordinary item - gain on restructuring of debt	---	62,500	---	62,500

Net loss	$(181,091)	$(388,749)	$(589,347)	$(1,315,180)

Weighted average number of shares outstanding - basic and diluted	17,356,523	12,290,523	16,855,424	12,290,523

Net loss per common share - basic and diluted	$(0.01)	$(0.03)	$(0.03)	$(0.11)

The Notes to Consolidated Financial Statements are an integral part of these statements.

United Shields Corporation

Consolidated Statements of Cash Flows

Nine Months Ended
	September 24, 1999	October 2, 1998
Net cash flows provided by (used in) operating activities:

Net loss	$(589,347)	$(1,315,180)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization - property and equipment	524,979	452,258
Amortization of goodwill and warrants	357,959	778,842
Loss (gain) on sale of property and equipment	(22,487)	39,967
Gain on restructuring of debt	---	(62,500)
Issuance of stock - naming rights	---	2,110
Changes in working capital accounts:
Accounts and other receivables	(36,022)	(246,101)
Inventories	119,156	94,148
Prepaid expenses	2,003	75,011
Deposit and other	(524)	97,028
Accounts payable	(288,519)	(36,471)
Accrued expenses and other current liabilities	(163,609)	369,319

Net cash (used in) provided by operating activities	(96,411)	248,431

Cash flows provided by (used in) investing activities:
Purchases of property and equipment	(319,014)	(132,303)
Proceeds from sale of property and equipment	36,280	22,250
Investment in potential acquisitions	(22,613)	25,193
Cash received from life insurance policies	961,845	25,081
Increase in restricted short-term investments	(694,395)	---

Net cash used in investing activities	(37,897)	(59,779)

Cash flows provided by (used in) financing activities:
Borrowings under revolving line of credit	200,195	59,195
Borrowings under notes payable - related parties	391,025	---
Payments on notes payable - related parties	---	(587,411)
Payments on long-term debt	(141,607)	(383,940)
Payments on capital lease obligation	(140,895)	(242,784)
Proceeds from issuance of common stock, net of expenses	1,282,500	579,895

Net cash provided by (used in) financing activities	1,591,218	(575,045)

Net increase (decrease) in cash	1,456,910	(386,393)
Cash at beginning of period	191,609	512,839

Cash at end of period	$1,648,519	$126,446

The Notes to Consolidated Financial Statements are an integral part of these statements.

United Shields Corporation

Notes To Consolidated Financial Statements

September 24, 1999

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

2. Summary of Significant Accounting Policies

a. Interim Financial Statements

The September 24, 1999 and October 2, 1998 financial data are unaudited, however, in the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the consolidated financial statements for the respective periods. Interim results are not necessarily indicative of results for a full year. The consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the fiscal year ended December 25, 1998.

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

Potential common shares relating to options and warrants to purchase common stock were not included in the weighted average number of shares for the quarterly periods ended September 24, 1999 and October 2, 1998 because their effect, if any, would have been anti-dilutive.

United Shields Corporation

Notes to Consolidated Financial Statements, continued

e. Reclassifications

Certain prior year amounts have been reclassified in order to conform to the current year presentation.

3. Long-Term Debt Restructuring

On June 9, 1999, the Company executed the Fourth Amendment to the Revolving Credit and Security Agreement with First Union National Bank to refinance its indebtedness with respect to its RPI subsidiary. This amended agreement allowed for (i) improved borrowing capabilities, (ii) a deferral of principal payments through March 31, 2000, (iii) a surrender of the Company's life insurance policies with the placement of such funds into a restricted interest-bearing account with First Union, except for $250,000 which may be utilized to partially fund a future acquisition of the company, (iv) adjustments to the loan covenants for the term of the loan, and (v) an extension of the loan maturity date to April 30, 2001.

4. Contingencies

The Company is involved in litigation and other matters which involve routine matters incident to the Company's business. In the opinion of management, the ultimate disposition of such litigation and matters will not have a material effect upon the Company's financial statements.

5. Private Placement Stock Offering

On August 31, 1999, the Company completed the sale of 2,850,000 shares of its common stock at $.45 per share to nine different investors in a private placement raising an aggregate of $1,282,500. None of the common stock sold in this private placement has been registered under the Securities Act of 1933 as amended, or any state securities laws, and therefore, the shares sold in the private placement constitute restricted securities. The proceeds from this sale have been used to fund the equity portion of the Pittsfield Mold & Tool, Inc. (PMT) acquisition (a 4th quarter transaction - see Note 6) and for general working capital purposes.

6. Subsequent Event

On September 29, 1999, the Company acquired all of the outstanding stock of Pittsfield Mold & Tool, Inc. ("Pittsfield"), a Massachusetts-based manufacturer of custom injection molded plastic products. Pittsfield's principle assets include a manufacturing facility and related plant and equipment located in Pittsfield, Massachusetts, accounts receivable and inventory. The Company intends to continue to use the assets of Pittsfield in the manufacturing of custom injection molded plastic products. The total consideration for the acquisition consisted of:

(1) $1,700,000 less the professional fees of Pittsfield in connection with the acquisition, in cash,

(2) a promissory note with an aggregate principal amount of $1,750,000 payable over a term of six years,

(3) a promissory note with an aggregate principal amount of $2,200,000 payable on or before January 1, 2000.

In addition, simultaneous with the purchase of the outstanding stock of Pittsfield, the Company caused Pittsfield to purchase the real property upon which its plant is located from the prior shareholders of Pittsfield for a total purchase price of $3,125,000. The consideration for both the outstanding stock of Pittsfield and the real property was determined through arms-length negotiations.

The cash portion of the purchase price for the shares of Pittsfield and the real property was provided as follows:

(1) Loans from Berkshire Bank in the aggregate total amount of $4,137,799; and

(2) Working capital.

The loans from Berkshire Bank are secured by a first and second mortgage on the real property, and a security interest in the inventory and accounts receivable of Pittsfield.

The promissory notes to the prior shareholders of Pittsfield and performance of the Company's future obligations to such shareholders under the promissory notes and certain other documents, including an employment agreement with Joseph A. Kirchner, are secured by a security interest in all assets of Pittsfield and a third mortgage in the real property.

In connection with the acquisition, the Company entered into an employment agreement with Joseph A. Kirchner, under which Mr. Kirchner will serve as president of Pittsfield. Mr. Kirchner has been a director and officer of Pittsfield since February 4, 1985.

Financial statements and proforma financial information relating to Pittsfield Mold & Tool, Inc. will be filed in December 1999 by amendment to a previously filed Form 8-K.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Safe Harbor Clause

This report contains certain "forward-looking statements". The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing itself of the protection of such safe harbor with respect to all such forward-looking statements. These forward-looking statements, which are included in Management's Discussion and Analysis, describe future plans or strategies and include the Company's expectations of future financial results. The words "expect," "estimate," "anticipate," "predict," and similar expressions are intended to identify forward-looking statements. Important factors that could cause the actual results, performance or achievement of the Company to differ materially from the Company's expectations include the following: 1) one or more of the assumptions or other factors discussed in connection with particular forward-looking statements prove not to be accurate; 2) the Company is unsuccessful in increasing sales through its anticipated marketing efforts; 3) mistakes in cost estimates and cost over-runs; 4) the Company's inability to obtain financing for one or more acquisitions and/or for general operations; 5) non-acceptance of one or more products of the Company in the marketplace due to costs or other reasons; 6) the Company's inability to supply any product to meet market demand; 7) generally unfavorable economic conditions which would adversely effect purchasing decisions by retailers or consumers; 8) development of a similar product that competes with with HeaterMeals(R) which is not an infringement of any of the patents pertaining to those products; 9) inability of the owner of any of the patents to protect against infringement; 10) the inability to successfully integrate one or more acquisitions with the Company's operations (including the inability to successfully integrate several acquisitions at the same time, integrate businesses which may be diverse as to type of business, geographic area, or customer base and the diversion of management's attention among several acquired businesses) without substantial costs, delays or other problems; 11) if the Company experiences labor and/or employment problems such as work stoppages, inability to hire and/or retain competent personnel; 12) a shortage in the supply of significant raw materials, such as plastic resin and magnesium, which would significantly increase the cost of goods sold; 13) if the Company experiences unanticipated problems (including but not limited to accidents, fires, acts of God, etc.), or is adversely affected by problems of its suppliers, shippers, customers or others; and 14) potential material adverse consequences to the Company relating to the Year 2000 issue. All written or oral forward-looking statements attributable to the Company are made as of the date hereof, and the Company assumes no obligation to update the forward-looking statements, or to update the reasons why actual results could differ materially from those projected in the forward-looking statements.

Results of Operations

The following is a discussion of the results of operations for the quarter and nine-month periods ended September 24, 1999 compared with the quarter and nine-month periods ended October 2, 1998, and changes in financial condition during the first nine months of 1999:

NET SALES. Net sales for the quarter and nine-month periods ended September 24, 1999 were $3,104,537 and $9,637,436, respectively, decreasing 10% and 3% compared to the quarter and nine-month periods ended October 2, 1998. Net sales of HMC increased 31% in the third quarter and 36% in the nine-month period ended September 24, 1999, versus the comparable periods a year ago, while net sales of RPI decreased 27% in the third quarter and 20% in the nine-month period ended September 24, 1999, versus the comparable periods a year ago. The increases in net sales of HMC in both periods continues a trend of additional volumes related to its electrochemical heaters and from substantial additional volumes related to its shelf-stable meals, which incorporate such heaters, and from price increases to its shelf-stable meals. The decline in net sales of RPI in the quarter and nine-month periods ended September 24, 1999 resulted primarily from lower sales volume from several major customers who (a) are experiencing sales declines in their own product lines, or (b) have decided to manufacture and use their own molds rather than outsource the process to RPI.

COST OF SALES. Cost of sales declined 7% to $2,434,679 for the quarter and 4% to $7,404,775 for the nine-month period ended September 24, 1999 versus the comparable periods ended October 2, 1998. HMC's cost of sales increased 24% during the quarter and 23% year-to-date compared to the prior year periods as a result of previously discussed sales volume increases. RPI's cost of sales decreased 21% during the quarter and 17% year-to-date as a result of previously discussed sales volume decreases.

GROSS PROFIT. Gross profit decreased 20% to $669,858 during the third quarter of 1999 compared to the comparable period in 1998. In addition, the gross profit percentage decreased to 22% from 24% during the same period. However, both gross profit and the gross profit percentage increased for the nine month period ended September 24, 1999 compared to the same period in 1998. Gross profit increased 1% during the period to $2,232,661 and the gross profit percentage increased to 23% from 22%. The decrease in the third quarter of 1999 compared to 1998 resulted from a significant decrease in RPI's gross profit due to a mix shift to higher material content jobs, fewer automatic (minimal labor) jobs and the high cost of using temporary workers. The effect of RPI's decrease on consolidated gross profits would have been even greater were it not somewhat offset by a significant increase in both gross profit and the gross profit percentage at HMC. These increases were attributable to material cost reductions, automation of processes and other efficiencies, and a modest increase in prices.

OPERATING EXPENSES. Operating expenses decreased 17% to $665,003 during the quarter and 14% to $2,143,647 during the nine-month period ended September 24, 1999, versus the comparable periods in 1998, principally as a result of cost containment measures initiated during the second half of 1998 at the Company's corporate operations and RPI subsidiary which continued through the first nine months of 1999. Operating expenses were 21% and 22% of net sales, respectively, for the quarter and nine-month periods ended September 24, 1999 versus 23% and 25% for the same periods in 1998. Of particular note, operating expenses relating to the Company's corporate operations were reduced by $117,966, or 47%, for the quarter and $331,034 or 41%, for the nine-month period ended September 24, 1999, versus the comparable periods a year ago. Additional reductions are expected to continue through the remainder of the year as a result of the Company's integration of most of its corporate operations into the HMC facility at the end of June, 1999.

INTEREST EXPENSE, NET. Interest expense, net decreased 52% to $212,525 during the quarter and 33% to $714,959 for the nine-month period ended September 24, 1999 versus the comparable periods a year ago. Results for the nine-month period ended October 2, 1998 do not include first quarter interest expense waived by NAVICAP in the amount of $106,773. On a pro forma basis, inclusion of this interest expense in the 1998 total would have resulted in a decline of 39% in interest expense, net for the nine-month period ended September 24, 1999 as compared to a year ago. Declines in interest expense, net in both the quarter and the nine-month period ended September 24, 1999 also reflect lower borrowings primarily due to a conversion of debt to equity in fourth quarter 1998.

INCOME TAXES. No income tax benefits attributable to the losses from continuing operations were recorded in the quarter and nine-month periods ended September 24, 1999 and October 2, 1998, as a result of uncertainty associated with the realization of these tax deferred assets.

Liquidity and Capital Resources

The Company's principal cash requirements are for operating expenses, capital expenditures and debt repayment. Historically, the Company's primary sources of cash have been from operations, borrowings from related parties and financial institutions, and the proceeds from the sale of the Company's common stock through private placement programs.

During the first nine months of 1999, net cash used in operating activities of $91,573 was provided by funds generated from financing activities of $1,591,218. The net cash provided by financing activities of $1,591,218 was comprised of $591,220 in borrowings under the Company's revolving line of credit and from related parties, and proceeds of $1,282,500 from the issuance of common stock. These sources of funds were partially offset by $141,607 in principal payments under the Company's long-term debt facility and principal payments of $140,895 related to the Company's capital lease obligation which was paid off in June. Net cash flows used in investing activities totaled $42,735. Cash generated from life insurance policies cashed out during the period was $961,845 and proceeds from the sale of property and equipment totaled $31,442. These funds were used to purchase property and equipment totaling $319,014, to fund expenses related to potential acquisitions of $22,613 and to purchase short-term restricted investments of $694,395 in accordance with the provisions of an amendment to the RPI long-term debt loan agreement.

During the third quarter, the Company successfully completed a private placement offering of its common stock. A total of $1,282,500 was raised from the sale of 2,850,000 non-registered common shares at $.45 per share. The proceeds from this sale have been used to fund the equity portion of the Pittsfield Mold & Tool, Inc. (PMT) acquisition (a 4th quarter transaction - see Note 6) and for general working capital purposes.

Financing of the Company's corporate operations during the first nine months of 1999 has been provided by the Company's Chairman and Chief Executive Officer, Vice Chairman, related family members and management fees received from the HMC subsidiary. Funding for corporate operations in the immediate future is expected to come mainly from management fees remitted to corporate by the PMT and HMC subsidiaries. Although management believes that this funding source will be available, circumstances could occur that would make it impractical for the subsidiaries to pay a management fee. The Company would then seek related party or outside financing and there can be no assurance that this type of financing would be available to the Company or that it would be available on terms favorable to the Company.

Part II - Other Information

Item 1. - Legal Proceedings

The Company is a defendant in a case entitled Rocco and Carol D'Antonio v. United Shields Corporation et al, filed September 30, 1999 in the United States District Court, Southern District of Ohio. Included among the co-defendants are five current and former employees, officers and directors. The plaintiffs are also shareholders of the Company. The case arises out of loans made by plaintiffs to NAVICAP Corporation, one of the Company's lenders and a shareholder of the company. The suit alleges that funds received by NAVICAP Corporation as a result of these loans by the plaintiffs were used to make loans to the Company, and that in connection with the loans made by the plaintiffs, the Company and certain of its officers, directors and other employees made misleading statements intended to induce the plaintiffs to make these loans. In the complaint, the plaintiffs allege securities fraud, civil RICO violations, fraud, conspiracy, and intentional interference with contractual relations and have demanded substantial damages, including attorneys fees and punitive damages. The Company has not yet responded to the complaint. The Company believes that the plaintiffs' claims are without merit and intends to vigorously defend the action.

On September 8, 1999, Redwood Corporate Finance, Inc. filed suit in the Hamilton County, Ohio Court of Common Pleas against the Company claiming that it is owed compensation from the Company pursuant to an alleged agreement between the parties whereby Redwood was engaged to procure debt and/or equity financing for United Shields Corporation. Redwood claims that it is owed a commission arising from debt financing in connection with the Company's recent acquisition of Pittsfield Mold & Tool, Inc. and the recent sale of common stock through a private placement. The Company has not yet responded to the complaint. The Company believes that the plaintiffs' claims are meritless and will vigorously defend the lawsuit.

Item 2. - Change in Securities and Use of Proceeds.

See Note 5 in the Notes to Consolidated Financial Statements included in Part 1, Item 1 of this Form 10-QSB.

Item 5. - Other Information

See Note 6 in the Notes to Consolidated Financial Statements included in Part 1, Item 1 of this Form 10-QSB.

Item 6. - Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit

Number Description of Exhibit

27 Financial Data Schedule

(b) Reports on Form 8-K

(1) Current Report on Form 8-K dated August 31, 1999, announcing that the Company had completed a private placement of its common stock.

(2) Current Report on Form 8-K dated September 29, 1999, announcing the completion of the acquisition by the Company of Pittsfield Mold & Tool, Inc.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

UNITED SHIELDS CORPORATION

/s/William A. Frey III

-------------------------------

William A. Frey III

Chairman and Chief Executive Officer

Date:

/s/Donald T. Zimmerman, Jr.

-------------------------------

Donald T. Zimmerman, Jr.

President and Chief Operating Officer

Date:

/s/John F. Quigley

-------------------------------

John F. Quigley

Senior Vice President and Chief Financial Officer