Form 10KSB40
period 1999-12-31
UNITED SHIELDS CORP/OH/
filed 2000-04-14
CIK 808432

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended

DECEMBER 31,1999

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from N/A to N/A

Commission file number 33 -11062-D

UNITED SHIELDS CORPORATION

(Exact name of registrant as specified in its charter)

Colorado	84-1049047
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

2640 Peerless Road, Cleveland, TENNESSEE 37312

(Address of principal executive offices, including zip code)

Registrant's telephone number: (423) 479-1655

Securities registered pursuant to Section 12(b) of the Exchange Act: NONE

Securities registered pursuant to Section 12(g) of the Exchange Act: NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and disclosure will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of registrant's Common Stock held by non-affiliates as of February 15, 2000 based upon the closing price of a share of the Common Stock on the OTC Bulletin Board as of that date, was $3,637,000. The total number of shares of registrant's Common Stock outstanding as of February 15, 2000 was 19,454,875.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the part of the Form 10-KSB into which the document is incorporated: Certain Exhibits shown on Exhibit Index

Transitional Small Business Disclosure Format (Check one): Yes __ No X

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

Background and History of the Company.

United Shields Corporation ("USC" or the "Company") is a Cleveland, Tennessee based holding company that currently owns three operating subsidiaries: The HeaterMeals Company ("HMC"), which manufactures and markets patented, portable electrochemical heaters and a line of shelf-stable meals that incorporate such heaters, and R. P. Industries, Inc. ("RPI") and Pittsfield Mold and Tool, Inc. ("PMT"), which are engaged in the production of molded plastic components and finished products of original equipment manufacturers.

The Company was incorporated under the laws of the State of Colorado on October 22, 1986 under the name O.T.C. Capital Corporation and in June 1987 and completed its initial public offering of Common Stock. On March l5, 1995, the name of the Company was changed to Capital 2000, Inc. Effective February 12, 1997, the Company acquired the outstanding shares of United Shields Corporation, a Nevada corporation, and the name of the Company was changed to United Shields Corporation. The Nevada corporation acquired by the Company became a wholly-owned subsidiary of the Company and its name was changed to UNSC, Inc.

The principal executive offices of the Company are located at 2640 Peerless Road, Cleveland, Tennessee 37312; its telephone number is (423) 479-1655; and its facsimile number is (423) 339-9711.

GROWTH STRATEGY

USC's strategy is to increase the overall profitability of the Company's Plastic Injection Molding and Specialty Products segments and thereby increase the market value of its Common Stock for its stockholders.

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

It is likely that any such acquisition in the near-term would require USC to raise additional capital to finance the acquisition. If this additional capital were raised through debt financing arrangements, USC would incur additional interest expense; sales of additional equity to raise acquisition capital would dilute, on a pro-rata basis, the percentage ownership of all USC stockholders. In any case, no assurance can be given that sufficient financing will be available to USC to implement its acquisition strategy on terms and conditions that are acceptable to the Company.

Acquisitions may involve a number of risks, some of which could have a material adverse effect on the Company's operations and financial results. These risks include, without limitation, the ability to successfully integrate several acquisitions at the same time (if the Company is able to acquire several companies within a short period of time) and the possible negative effect on existing operations of diverting management's attention to the acquired businesses or to the task of seeking additional acquisition opportunities. There can be no assurance that the Company will be successful in consummating the acquisition of candidates or in integrating acquired businesses.

Specialty Products Segment

The Company also intends to expand its operations in its Specialty Products segment by increasing its market share of the flameless ration heater (FRH) used by the U.S. military for their "Meals-Ready-to-Eat" (MRE) operational ration programs, broadening the geographic distribution of the shelf-stable line of food products, creating new meals for target audiences where the convenience of the self-heating feature is important, developing direct marketing opportunities, and exploiting the self-heating technology internationally and in other commercial categories.

The Company has also expanded its marketing and distribution associated with its shelf-stable meals via trade shows, direct marketing and the Internet. The Company has generated additional interest in these meals from certain specialty groups and individuals, like those concerned with disaster relief, where the shelf-stable meals can be reserved for use over periods of up to two years without any spoilage or adverse quality consequences.

PRODUCTS AND PRODUCTION

Plastic Injection Molding Segment

The Company's Plastic Injection Molding Segment, which is currently comprised of RPI and PMT, is engaged in the production of molded plastic components and finished products.

RPI operates two manufacturing facilities. Richmond Plastics, which is located near Richmond, Virginia, manufactures component parts and finished products primarily for original equipment manufacturers principally located in the southeast and mid-Atlantic regions, operating 18 molding machines ranging from 75 tons to 700 tons of clamp pressure. Granville Plastics, which is located in the Raleigh-Durham, North Carolina area, operates 20 machines ranging from 22 tons to 300 tons of clamp pressure, and also serves original equipment manufacturers principally located in the southeast and mid-Atlantic regions. Secondary operations performed at these plants include hot stamping, sonic welding, pad printing, chemical bonding, heat transfer decal application, spray painting, drilling and assembly. Injection molds and tools are generally provided by outside vendors. RPI operates on a just-in-time basis with many of its customers, and inventories, which are comprised primarily of various plastic resins and finished goods, are managed to minimal levels. Both Richmond Plastics and Granville Plastics are ISO 9002 certified.

PMT, which operates one manufacturing facility located in Pittsfield, MA, manufacturers and assembles finished products primarily for original equipment manufacturers and end users who resell directly to consumers, principally located in the northeastern part of the country. PMT operates twenty four (24) injection molding machines in a 60,000 square foot plant. The molding machines range from 25 to 1000 tons of clamp pressure. PMT also operates an on-site tool shop to meet customers tooling needs and provides additional secondary finishing services like hot stamping, decal application, chemical bonding, drilling and assembly.

Specialty Products Segment

HMC manufactures and markets patented, portable electrochemical heaters and a line of shelf-stable meals that incorporate such heaters. The electrochemical heater is comprised of metallic alloy powder embedded with plastic that generates heat when activated by water, but is flameless, non-toxic and flexible in design. Since 1990, the Company has sold over 100 million flameless ration heaters ("FRH") to government contractors, which incorporate the FRH into "Meals-Ready-to-Eat" (MRE's), for the United States military's operational ration programs. Since 1996, the Company has sold almost 3 million shelf-stable meals under the trademark "HeaterMeals"(R). HeaterMeals(R) is an assortment of breakfast and dinner entrees packaged with the patented electrochemical heater, utensil pack and water activation pouch, which allows the consumer to have a hot meal anyplace and anytime.

RESEARCH AND DEVELOPMENT

The Company continually invests in the development of new products and manufacturing processes in each of its operating subsidiaries. All research and development costs, including salaries and wages of employees involved in research and development, are expensed as incurred.

MARKETING AND DISTRIBUTION

Plastic Injection Molding Segment

The Company's Plastic Injection Molding Segment, which is currently comprised of RPI and PMT, manufactures (i) plastic components that are generally sold to other manufacturers (original equipment manufacturers and other end-users) who incorporate these components in their products, and(ii) finished products that are assembled and sold to end-users for resale direct to consumers. The vast majority of sales are made directly by RPI's and PMT's employees and are distributed principally by truck through the use of independent freight companies.

Sales to an RPI customer in the electronics industry approximated 7% of the Company's total net sales in 1999 and 16% of RPI's net sales. RPI has provided services and products to hundreds of accounts, including many Fortune 1000 companies and large, privately held customers.

Sales to a PMT customer in the juvenile products industry approximated 13% of the Company's total net sales in 1999 and 77% of PMT's net sales. PMT has also provided services and products to hundreds of accounts, including many Fortune 1000 companies and large, privately held customers.

Specialty Products Segment

The Company's Specialty Products Segment, which is comprised of HMC, distributes its electrochemical heater primarily to government contractors which incorporate the flameless ration heaters into "Meals-Ready-to-Eat" ("MREs"), for the United States military. Since 1990, the Company has sold over 100 million flameless ration heaters ("FRHs") to these government contractors.

HMC markets and distributes its shelf-stable meals primarily through wholesalers to approximately 1200 truckstops throughout the United States, numerous National Guard units throughout the country, various specialty retail outlets, and direct to consumers via its toll-free number and the internet . Since 1996, the Company has sold almost 3 million shelf-stable meals under the trademark "HeaterMeals"(R).

The Company intends to expand its marketing and sales of the HeaterMeals(R) brand by broadening the geographic distribution of the products, creating new meals for new target audiences where the convenience of the self-heating feature is important, developing additional direct marketing opportunities, and exploiting the self-heating technology in other commercial categories.

The Company has also expanded its marketing and distribution associated with its shelf-stable meals via direct marketing and the Internet. The Company has generated additional interest in these meals from certain specialty groups and individuals, like those concerned with disaster relief, where the shelf-stable meals can be reserved for use over periods of up to two years without any spoilage or adverse taste consequences.

Sales to the governmental contractors approximated 23% of the Company's total net sales in both 1999 and 1998. The Company's total net sales in 1997 were derived solely from HMC.

RAW MATERIALS

Plastic Injection Molding Segment

RPI's and PMT's principal raw material is pelletized plastic resin that is delivered in bulk quantities by railcar, truck, or in large boxes (or "Gaylords") typically weighing 1,000 pounds. Both Companies obtain this material from several well-established suppliers. The resins used by both companies are crude oil or natural gas derivatives and may be affected to some extent by the supply, demand and price trends in the petroleum industry. Neither company incurred any material shortages or unavailability during 1999. Price increases were more pronounced in 1999 than in 1998. Neither Company has long-term fixed price supply contracts with any of its vendors.

Specialty Products Segment

HMC's principal raw material is magnesium powder which is delivered in bulk quantities by truck, or in barrels weighing 150 pounds. The magnesium powder used by HMC is derived from magnesium ingots and may be affected to some extent by the supply, demand and price trends in the minerals industry. HMC did not incur any material shortages or unavailability during 1999. Prices experienced by HMC have been relatively stable. HMC does not have any long-term fixed price supply contracts with any of its vendors.

COMPETITIVE CONDITIONS

Plastic Injection Molding Segment

RPI and PMT compete with numerous plastic injection molders throughout their sales territories. The competition for the products and services provided by these subsidiaries can be characterized as extensive. There are numerous companies that offer competing products nationally and internationally and both companies compete with local manufacturers as well. Many competitors can produce similar products in greater quantities and, occasionally, at a lesser cost, and some possess greater financial, marketing and research capabilities than those of RPI and PMT. Some customers have the ability to manufacture comparable products with in-house resources.

Both RPI and PMT believe that their trade name, reputation and long-standing history of providing high quality products are significant to their competitive position. However, price is also a significant element of competition. The performance of RPI and PMT in the future will depend on their ability to develop and market their injection molding capabilities so as to gain additional customers and expand business opportunities with existing customers. The Companies' operating performance could be adversely affected if they do not maintain their injection molding capabilities with current customers. There can be no assurance that either Company will continue its current business volume in light of numerous competitive factors in this industry.

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

EMPLOYEES

As of December 31, 1999, the Company had six corporate employees, all of whom were full-time. As of such date, HMC had 34 employees, of whom 27 employees were full-time; RPI had 94 employees, of whom 92 employees were full-time; and PMT had 86 employees, all of whom were full-time.

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

HMC also is the licensee of a patent for a flexible electrochemical heater in the form of a composite structure that includes a supercorroding metallic alloy powder dispersed in porous matrix. The license is a worldwide exclusive license in the commercial (non-military) market. Non-commercial market rights are subject to reservation of rights of the University of Cincinnati for its personnel and students under direct administrative control of the university. Countries covered by the license include Japan, United Kingdom and Canada. The license will expire November 3, 2003.

TRADEMARKS

Except for HeaterMeals(R) and the phrase "The Meal with the Stove Inside"(R), which are registered with the U.S. Patent and Trademark Office, the Company's trademarked names have not yet been formally registered. It is the Company's intention to claim a trademark on certain names under common law by using the "TM" symbol. The duration of such trademarks under common law is the length of time the Company continues to use them.

ITEM 2. DESCRIPTION OF PROPERTY.

The Company through its wholly-owned subsidiary, RPI, owns manufacturing facilities in Chester, Virginia and the Durham, North Carolina area. Each such facility is encumbered by a mortgage in favor of First Union National Bank. The Company through its wholly-owned subsidiary, HMC, leases its manufacturing facility in Cincinnati, Ohio. The Company through its wholly owned subsidiary, PMT, owns a manufacturing facility in Pittsfield, Massachusetts that is encumbered by a mortgage in favor of Berkshire Bank.

ITEM 3. LEGAL PROCEEDINGS.

The Company is a defendant in a case entitled Rocco and Carol D'Antonio v. United Shields Corporation et al, filed September 30, 1999 in the United States District Court, Southern District of Ohio. Included among the co-defendants are five current and former employees, officers and directors. The plaintiffs are also shareholders of the Company. The case arises out of loans made by plaintiffs to NAVICAP Corporation, one of the Company's lenders and a shareholder of the Company. The suit alleges that funds received by NAVICAP Corporation as a result of these loans by the plaintiffs were used to make loans to the Company, and that in connection with the loans made by the plaintiffs, the Company and certain of its officers, directors and other employees made misleading statements intended to induce the plaintiffs to make these loans. In the complaint, the plaintiffs allege securities fraud, civil RICO violations, fraud, conspiracy, and intentional interference with contractual relations and have demanded substantial damages, including attorney's fees and punitive damages. The Company believes that the plaintiff's claims are without merit and intends to vigorously defend the action.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted during the fourth quarter of the fiscal year ended December 31, 1999, to a vote of USC's stockholders, through solicitation of proxies or otherwise.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, for the periods indicated, the high and low bid price for the Common Stock for the quarters indicated as reported on the OTC Bulletin Board. The high and low bid prices were taken from the OTC Daily Trading Summary for the Company, supplied by Nasdaq Trading and Market Services.

	1998		1999
	--------------------------------		------------------------------------
	High	Low	High	Low
	-----------	------------	--------------	-------------
First Quarter	$4.75	3.00	$0.625	0.313
Second Quarter	5.00	2.00	0.62	0.25
Third Quarter	2.875	0.50	0.50	0.25
Fourth Quarter	0.75	0.094	0.375	0.125

As of March 14, 2000, the Company had approximately 300 shareholders of record.

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

Results of Operations

The following is a discussion of the results of operations for the year ended December 31, 1999 as compared with the year ended December 25, 1998.

NET SALES. For the year ended December 31, 1999, net sales increased $3,254,424 or 25% from the year earlier period. Sales of the newly acquired PMT subsidiary accounted for 85% of this increase. A 44%, or $1,779,735, increase in HMC net sales during the period was somewhat offset by a $1,296,345, or 15%, decrease in RPI's net sales. The increase in net sales of HMC continues a trend of additional volumes related to its electrochemical heaters and from substantial additional volumes related to its shelf-stable meals, which incorporate such heaters, and from price increases to its shelf-stable meals. The decline in net sales of RPI resulted primarily from lower sales volume from several major customers who (a) are experiencing sales declines in their own product lines, including one large customer who filed for bankruptcy, or (b) have decided to manufacture their products in-house rather than outsource the process to RPI.

COST OF SALES. For the year ended December 31, 1999, cost of sales increased $2,541,427, or 25%, from the year earlier period. Cost of sales of the newly acquired PMT subsidiary accounted for 98% of this increase. A decrease in RPI's sales of 15% resulted in a 14% decrease in their cost of sales, but this decrease was generally offset by a 30% increase in HMC's cost of sales which resulted from their 44% sales increase.

GROSS PROFIT. For the year ended December 31, 1999, gross profit increased $712,997, or 26%, and the gross profit percentage increased slightly from 21.1% of net sales to 21.3%. PMT, a 1999 acquisition, accounted for $287,899, or 40%, of the gross profit dollar increase recorded in 1999. PMT's gross profit percentage since acquisition was 10.4%, which reflects (1) startup costs relating to new business obtained since acquisition, (2) transition difficulties associated with the acquisition, and (3) the loss of several high margin customers since acquisition. HMC's gross profit increased $770,186, or 110%, in 1999 and its gross profit percentage increased from 17.4% of net sales to 25.3%. These increases were attributable to automation of processes and other efficiencies and a modest increase in prices. RPI's gross profit decreased $361,362, or 18%, but its gross profit percentage only declined slightly from 23.0% to 22.1%. This decrease in gross profit percentage reflects a slight shifting to higher material content jobs, fewer automatic (minimal labor) jobs, and the use of more high cost temporary workers.

OPERATING EXPENSES. Operating expenses decreased $414,211, or 11%, in 1999 compared to 1998. If the non-recurring write off of investment in potential acquisitions of $530,075 and the reorganization and restructuring expenses of $44,936 were to be removed from the 1998 total, operating expenses in 1999 would have actually increased $160,800, or 5.1%. This increase reflects the 1999 acquisition of PMT, whose operating expenses since acquisition totaled $185,968. Corporate office operating expenses decreased $421,744, or 37%, in 1999 but this decrease was generally offset by a $320,258, or 56%, increase in HMC operating expenses and a $82,862, or 6% increase in RPI's operating expenses. As a percentage of net sales, HMC operating expenses were 15.4% in 1999 versus 14.2% in 1998; RPI's operating expenses were 20.1% in 1999 versus 16.3% in 1998. The HMC increase is reflective of the additional marketing and administrative expenses that were needed to support the previously discussed 1999 sales increases. RPI was unable to lower operating expenses further to offset its decline in sales.

INTEREST EXPENSE, NET. Interest expense, net, decreased $349,473, or 24%, in 1999 from the prior year period. If 1999 interest expense were to be reduced by the $197,336 recorded by the newly acquired PMT subsidiary, the decrease in 1999 interest expense compared to 1998 interest expense would have been $546,809, or 38%. The decrease is primarily the result of a reduction in non-cash interest expense in 1999 related to the amortization of warrants issued in conjunction with certain debt financing arrangements in 1998.

INCOME TAXES. No income tax benefits attributable to the losses from continuing operations were recorded in the years ended December 31,1999 and December 25,1998 as a result of uncertainty associated with the realization of these deferred tax assets.

SALE OF UNSC, INC. Effective November 30, 1998, the Company and T. J. Tully, a Director of the Company, executed an Agreement providing for the sale of 100% of the outstanding shares of common stock of UNSC, Inc., an inactive wholly-owned subsidiary of the Company, to Mr. Tully for monetary consideration of $1 and the grant of an option to purchase 500,000 shares of the Company's Common Stock with an exercise price of $0.50 per share pursuant to the Company's 1998 Long Term Incentive Plan.

INFLATION. Management of the Company does not believe that inflation has had a significant impact on the Company's operations during the past three fiscal years. No significant amount of sales or purchases is made pursuant to fixed price, long-term agreements.

Liquidity and Capital Resources

SOURCE AND USE OF FUNDS. The Company's primary source of liquidity has been cash generated from operating activities, borrowings from related parties and financial institutions, and proceeds from the issuance of the Company's Common Stock through its private placement program. See "FINANCING ARRANGEMENTS" and "ON-GOING FINANCING OF CORPORATE OPERATIONS AND ACQUISITIONS". During the year ended December 31, 1999, net cash provided by financing activities of $6,000,412, combined with the beginning cash balance, was used to fund operating activities of $822,276 and investing activities of $4,824,765. Net cash provided by financing activities resulted primarily from loans related to the 1999 PMT acquisition and funds obtained from the issuance of Common Stock through the Company's private placement program. Net cash used in operating activities was primarily due to an increase in accounts receivable and inventories and a decrease in accrued expenses and other liabilities, offset by non-cash depreciation and amortization expenses in excess of the net loss for the period. Net cash used in investing activities was primarily due to the acquisition of PMT and the purchase of property and equipment. In addition, cash received from insurance policies was deposited with several financial institutions as security for outstanding loans.

During the year ended December 25, 1998, net cash provided by operating activities of $424,269 combined with the beginning cash balance was used to fund investing activities of $73,688 and financing activities of $671,811. Net cash used in investing activities was primarily due to purchases of property and equipment, offset by proceeds from the sale of property and equipment and a decrease in the cash surrender value of life insurance policies. Net cash used in financing activities was primarily due to payments on notes payable-related parties, payments on long-term debt and payments on a capital lease obligation, offset by additional borrowings from a revolving line of credit and notes payable-related parties and net proceeds from the issuance of Common Stock through its private placement program.

FINANCING ARRANGEMENTS. The Company has borrowed funds from NAVICAP (a merchant banking firm) and related affiliates, related parties, financial institutions and prior owners of acquired businesses to finance its on-going operations and acquisitions.

As of December 31,1997, the majority of the balance due to NAVICAP and related affiliates ($3,727,081) was represented by a promissory note, which was due on demand. On March 30, 1998, the Company issued 500,000 Stock purchase warrants to NAVICAP in connection with an extension of the due date of the promissory note to September 30, 1999. The fair value of the stock purchase warrants was determined to be $1,059,500, which was allocated to the warrants and recorded as additional paid in capital. The amount allocated was based on the relative fair values of the debt and warrants at the time of the warrant issuance. The value of the stock purchase warrants was being amortized over the amended term through September 30, 1999. On August 26, 1998, NAVICAP agreed to restructure this promissory note by accepting 500,000 shares of the Company's Common Stock in lieu of a $500,000 reduction in the principal amount of the indebtedness.

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

Further on November 30, 1998, as a component of the Amended and Restated Promissory Note, the Company and NAVICAP agreed to substitute $1,193,100 of the aggregate principal and accrued interest owed to NAVICAP to a then non-affiliate of the Company, William A. Frey III ("Frey" and "Frey Note"), who subsequently became the holder of a majority of the Company's Common Stock and Chairman and Chief Executive Officer of the Company. The terms set forth in the Frey Note provide that accrued interest for the period December 1, 1998 through December 25, 1998 shall be capitalized as additional principal, after which time interest will then be payable quarterly at 12% per annum. The Frey Note also provided for a maturity date of October 30, 2003 and provides for a conversion feature, which allows for any amount of interest and/or principal to be converted into shares of the Company's Common Stock at a value of $0.14 per share. After giving effect to the capitalized interest, the balance on the Frey Note at December 31, 1999 and December 25, 1998 was $1,203,054. Repayment of the Frey Note is subordinated to the repayment of debt secured by certain personal property that resulted from the 1999 acquisition of PMT.

Also on November 30, 1998, Frey provided a short-term loan in the amount of $100,300 to T.J. Tully, the Company's then Chairman and Chief Executive Officer, and certain related family members, who collectively held a majority of the Company's Common Stock (altogether the "Tully Group"), which in turn was used for the purpose of providing a short-term loan ("Tully Loans - 1") in the same amount to the Company for additional working capital purposes. On December 22, 1998, in conjunction with the transactions described above, the Tully Group agreed to provide additional working capital to the Company in the form of short-term loans ("Tully Loans - 2") in the amount of $274,700. The Tully Loans -1 and -2 provide for interest at 11% and were due on February 28, 1999. Subsequent to February 28, 1999, the Tully Group agreed to extend the maturity date of these loans for an indefinite period of time.

During 1998, T.J. Tully and a related family member provided other demand loans to the Company for working capital purposes in the aggregate amount of $37,000 at a 12% interest rate. At December 31, 1999, $17,000 was still outstanding.

Subsequent to December 31, 1999, the Tully Group agreed to amend all of the above mentioned loan agreements with the Company. The terms of the amended loan agreements included the following: (i) the Company agreed to make a $120,000 principal payment to the Tully Group in January 2000, (ii) the Company agreed to pay down the remaining principal balance of $272,000 over twenty-four months beginning in February 2000, and (iii) the loans will bear no interest going forward and interest accrued to date of $46,533 was waived.

During 1999, Frey advanced demand loans to the Company for working capital purposes in the aggregate amount of $390,515 at a 12% interest rate. The loans are still outstanding at December 31, 1999.

On July 22, 1998, HMC entered into a Revolving Line of Credit Agreement ("RLCA") with a financial institution. The RLCA provided for: (i) borrowings up to $150,000 pursuant to a formula based on eligible accounts receivable; (ii) monthly interest at a variable rate equal to 3.0% above the financial institution's prime commercial rate (10.75% at December 25, 1998); (iii) maturity date of July 22, 1999; and (iv) customary financial and other covenants. On February 3, 1999, the RCLA was amended (i) to permit borrowings up to $300,000 pursuant to a formula based on eligible accounts receivable and inventories; and (ii) provided for an extended maturity date of February 20, 2000.On September 27, 1999, the RCLA was amended again (i) to permit borrowings up to $500,000 pursuant to a formula based on eligible accounts receivable and inventories, (ii) to provide for an extended maturity date of September 20, 2000, and (iii) to adjust monthly interest to a variable rate equal to 11/2% above the financial institution's prime commercial rate (10% at December 31,1999). The outstanding line of credit balances at December 31, 1999 and December 25, 1998 were $481,932 and $91,487, respectively.

RPI maintains a long-term debt facility ("RPI Facility") with a financial institution which as of December 31,1999 and December 25, 1998 had an outstanding balance of $3,859,455 and $3,880,060, respectively. This revolving line of credit arrangement provides for a maximum borrowing of $6,000,000 based on a percentage of eligible accounts receivable, inventories, manufacturing equipment and real estate values, and includes predetermined quarterly reductions in amounts that may be outstanding with regard to manufacturing equipment and real estate. At December 31,1999, the permitted maximum borrowing pursuant to the terms of the facility was approximately $4,700,000. The RPI Facility also provides for interest at the lower of prime plus 0.75% or LIBOR plus 3.5% (9.5% and 8.5% at December 31, 1999 and December 25, 1998, respectively). Principal and interest are due in full in April 2001 and substantially all assets of RPI are pledged as collateral, including $694,395 in restricted cash and short-term investments that are classified as non-current in the Company's consolidated financial statements. The RPI Facility is subject to a loan agreement, which contains certain operating and financial covenants.

In August/September 1999, the Company obtained two unsecured lines of credit totaling $200,000 each from two financial institutions. The lines expire in August/September 2000 and bear interest at variable rates equal to each institution's base rate, which was 8.5% at December 31, 1999. The lines were at their limits at December 31, 1999. The Company intends to renew these lines when they expire.

On September 29, 1999, PMT signed a Demand Line of Credit Promissory Note ("Note") with a financial institution. This revolving line of credit arrangement provides for (i) borrowings up to $1,900,000 pursuant to a formula based on eligible accounts receivable and inventories; (ii) monthly interest at a variable rate equal to 2.0% above the institution's base rate (10.25% at December 31, 1999); and (iii) customary financial and other covenants. At December 31, 1999, the Company was in violation of one such covenant, which has since been waived by the financial institution. At December 31, 1999, the outstanding balance under the Note was $1,515,500, which approximated the permitted maximum borrowing pursuant to the loan formula.

PMT entered into a Mortgage and Security Agreement with a financial institution on September 29, 1999 that is secured by PMT's real property. The related promissory note matures on September 29, 2019 and bears a fixed interest rate of 8.25% for one year. The interest rate will be adjusted each year on the loan's anniversary date to the financial institution's base rate on that date. The agreement contains customary financial and other covenants. At December 31, 1999, the Company was in violation of one such covenant, which has since been waived by the financial institution. At December 31, 1999, the outstanding balance of the note was $2,480,642.

PMT also signed a promissory note on September 29, 1999 in favor of a prior owner of the shares of PMT as part of the financing for the purchase of PMT. The original note (Note 1 of 2) was for $1,750,000, bears interest at 9.5% and is payable in 72 equal installments through October 1, 2005. The note is secured by a $250,000 letter of credit and a Subordinate Mortgage and Security Agreement. The letter of credit is secured by a $250,000 restricted cash balance held by Sun Trust Bank. Funds obtained from the company's 1999 private placement common stock offering were used to secure the letter of credit. At December 31, 1999, the outstanding balance of the loan was $1,694,875.

On September 29, 1999, the same financial institution that provided a mortgage and a revolving credit line to PMT also entered into a loan agreement, evidenced by a promissory note, to finance an over-formula advance on accounts receivable. The $100,000 promissory note is due March 29, 2000 and is subject to the same interest rate, covenants and security interests as the PMT Demand Line of Credit Promissory Note described above.

On December 22, 1999, PMT entered into a loan agreement with Wentworth Capital, a Division of Charter Financial, Inc., to refinance certain personal property originally financed by a prior owner of the shares of PMT. The promissory note with the prior owner (Note 2 of 2) was for $2,200,000 and bore a 9.5% interest rate. This note was paid off on December 30, 1999 using (i) funds from the Wentworth Capital refinancing and (ii) funds obtained from the Company's 1999 private placement common stock offering. The Wentworth Capital loan, which is secured by certain personal property, is for $2,005,000 and bears a fixed interest rate of 10.4%. The loan is payable in 72 equal monthly installments through November 25, 2005, beginning December 25, 1999. The agreement contains customary financial and other covenants. At December 31, 1999, the Company was in violation of one such covenant, which has since been waived by the financial institution. At December 31, 1999, the outstanding balance of the loan was $1,968,260.

ON GOING FINANCING OF CORPORATE OPERATIONS AND ACQUISITIONS. It is anticipated that the Company's subsidiaries will generate sufficient cash flow and have sufficient resources to fund their own operations and the Company's corporate operations and financial obligations as they become due in 2000. However, RPI and PMT loan agreement provisions restrict the transfer of funds from the subsidiaries to the Company if various loan covenants/conditions are violated. If violations occur and the lending institutions choose to invoke their right to restrict cash transfers to the Company, it may be necessary to obtain other sources of funding for corporate operations.

During the first seven months of 1999, funding for the Company's corporate operations was provided by the Company's Chairman and Chief Executive Officer and the Vice Chairman and related family members. HMC began providing funding for corporate operations in August and the PMT subsidiary began doing so in October. In addition, the Company was able to raise $1,282,500 in August through a private placement of 2,850,000 shares of the Company's Common Stock at $0.45 per share. While a majority of these funds were used in connection with the PMT acquisition, a portion thereof were used to pay down past due corporate payables. The Company was also able to obtain unsecured lines of credit totaling $400,000 from two financial institutions in August/ September 1999. These lines of credit are available for general corporate purposes, if needed.

Management is continuing to evaluate opportunities with various investors to raise additional capital, without which the Company's growth will be restricted. Although management believes that sufficient financing resources are available, there can be no assurance that such resources will continue to be available to the Company or that they will be available on terms favorable to the Company. In the event that financial resources are not otherwise available to support the Company's corporate operations, then the Company will be required to scale back or eliminate certain corporate functions or sell some of its products or operating assets.

ITEM 7. FINANCIAL STATEMENTS.

The consolidated financial statements and related notes thereto of the Company for the year ended December 31,1999 are included in this Report on Form 10-KSB in their entirety immediately following the signature pages hereto.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS

The following individuals serve as the Company's Directors and executive officers:

William A. Frey III, age 54, has served as the Company's Chairman of the Board of Directors and Chief Executive Officer since January 1, 1999. Mr. Frey is the Founder and Chairman of Trinity Healthcare Corporation ("THC"), which positions he has held, along with other executive positions with other enterprises related to THC, since September, 1990. Before THC, Mr. Frey was Secretary of the Board of Directors; President, Financial Services Division and Chief Financial Officer of Life Care Centers of America. Prior to Life Care Centers of America, Mr. Frey was a Manager at Price Waterhouse & Co.

Thomas J. Tully, age 70, has been a Director of the Company since February 12, 1997 and Vice Chairman since January 1, 1999. From February 12, 1997 to January 1, 1999 he was the Company's Chairman and Chief Executive Officer. In 1993, Mr. Tully founded the Company's subsidiary, UNSC, Inc. (formerly Health Shields, Inc.) and has served as its Chief Executive Officer since inception. From 1985 to 1993, Mr. Tully served as President and owner of American Marketing/Financial Industries, Inc., a marketing firm.

Donald T. Zimmerman, Jr., age 46, a Director and President of the Company since January 1, 1999, has also served as Chief Operating Officer of the Company since January 1998. From 1996 until January 1998, Mr. Zimmerman served as a management consultant specializing in business strategy, marketing and new product development. From 1983 through 1996, Mr. Zimmerman served in various capacities at the Andrew Jergens Company, a wholly-owned subsidiary of Kao Corporation of Japan and a personal care products company, with his last position being Senior Vice President. Prior to Jergens, Mr. Zimmerman was a brand manager with The Procter and Gamble Company. Mr. Zimmerman is also President of HMC and Vice President of RPI and PMT, which are wholly owned subsidiaries of the Company.

John F. Quigley, age 53, has been Senior Vice President, Chief Financial Officer and Secretary/Treasurer since August 1999. Prior to joining USC, Mr. Quigley spent 17 years with Life Care Centers of America, Inc., most recently as Senior Vice President of Financial Services. Prior to 1983, Mr. Quigley was Vice President of Financial Services for Hospital Management Associates, Inc., in Ft. Myers, Florida (1980-1983), Assistant vice President and Director of Internal Audit and Financial Reporting for Edison Brothers Stores, Inc., in St. Louis, Missouri (1975-1980), and Senior Auditor with Price Waterhouse & Co. in St. Louis, Missouri (1969-1975). He is also Vice President and Secretary/Treasurer of HMC, RPI and PMT, which are wholly owned subsidiaries of the Company.

Granville G. Valentine III, age 45, has been Senior Vice President of the Company since December 1997 and President of the Mid-Atlantic Region since 1999. Mr. Valentine had been an officer of R. P. Industries, Inc., including serving as President and Chief Executive Officer, from July 1993 until the Company completed its acquisition of that subsidiary in December 1997. Mr. Valentine was employed by James River Corporation from 1978 until July 1993. Mr. Valentine is also President and Chief Executive Officer of R. P. Industries, Inc., a wholly-owned subsidiary of the Company.

ITEM 10. EXECUTIVE COMPENSATION.

Summary

The following summary compensation table sets forth all compensation paid or accrued by the Company for services rendered in all capacities during the three years ended December 31,1999, by the Chief Executive Officer and the four other most highly compensated executive officers of the Company. There were no other executive officers of the Company whose total salary and bonus exceeded $100,000 in the 1999 fiscal year.

SUMMARY COMPENSATION TABLE

	Annual Compensation						Long-Term Compensation
	Year	Salary		Bonus		Other Annual Compensation	Stock Awards $	Options #	LTIP Payout	All Other Compensation

William A. Frey	1999	$150,000		$ -		-	-	1,000,000	-	$ -
Chairman and	1998	-		-		-	-	-	-	-
Chief Executive	1997	-		-		-	-	-	-	-
Officer

T. J. Tully	1999	50,000		-		-	-		-	-
Vice Chairman	1998	86,250		-		-	-	700,000	-	-
	1997	70,000		-		-	-		-	-

Donald T.	1999	200,000		50,000	(1)	-	-	-	-	-
Zimmerman	1998	158,333	(1)	-	(1)	-	-	400,000	-	-
President and	1997	-		-		-	-	-	-	-
Chief Operating
Officer

John F. Quigley	1999	37,500		-		-	-	150,000	-	-
Senior VP and	1998	-		-		-	-	-	-	-
Chief Financial	1997	-		-		-	-	-	-	-
Officer

Granville G.	1999	160,000		23,938	(2)	-	-	35,000	-	9,147	(2)
Valentine III	1998	160,000		62,968	(2)	-	-	35,000	-	5454	(2)
President, Mid- Atlantic Region	1997	-		-		-	-	-	-	-

(1) The 1998 amounts are exclusive of salary and bonus amounts of $41,667 and $50,000, respectively, that were accrued but not paid to the named executive. In February 2000, the executive was granted a non-qualified stock option (not included in table above) for 560,000 shares of the Company's Common Stock at $0.30 per share under the Company's 1998 Long-Term Incentive Plan, in lieu of a cash payment for the 1998 amounts owed. The 1999 bonus amount has not been paid and may not be paid in the foreseeable future.

(2) Bonus and All Other Compensation earned by Granville G. Valentine III was pursuant to R. P. Industries, Inc.'s Cash Profit-Sharing Plan and Deferred Profit-Sharing Retirement Plan, respectively.

Compensation of Directors

Directors of the Company are not entitled to compensation.

Employment Contract and Termination of Employment and Change-in-Control Arrangements

During 1998, the Company entered into employment agreements with Messrs. Tully and Zimmerman which provide for five year terms, an agreed upon annual salary, benefits, nonstatutory stock option grant, and provisions concerning termination of employment upon sale or change in control of the Company. In addition, in connection with the Company's acquisition of RPI on December 31, 1997, the Company entered into an employment agreement with Mr. Valentine which provides for a five-year term, and agreed upon annual salary, benefits, nonstatutory stock option grant and provisions concerning termination of employment upon sale or change in control of RPI.

Effective January 1, 1999, the Company's Board of Directors elected Mr. Frey as Chairman of the Board of Directors and Chief Executive Officer. Mr. Tully, who remains as a Director, was elected Vice Chairman. Mr. Zimmerman was promoted to President and Chief Operating Officer and elected to the Board of Directors. Mr. Quigley was employed by the Company effective August 1, 1999, as Senior Vice President and Chief Financial Officer. He was also appointed to the positions of Secretary and Treasurer. Mr. Valentine was appointed to the additional position of President, Mid-Atlantic Region in 1999.

In conjunction with Mr. Frey's election as Chief Executive Officer, the Company entered into a five-year employment agreement with Mr. Frey, which provides for an agreed upon salary, benefits, nonstatutory stock option grant and provisions concerning termination of employment upon sale or change in control of the Company.

Stock Option Plan

In 1998, the Company's stockholders and Board of Directors approved the adoption of the 1998 Long-term Incentive Plan ("1998 LTIP") pursuant to which the Company's Board of Directors may grant stock options, stock appreciation rights and stock awards to the Company's officers and key employees. No specific number of shares were reserved for issuance under the 1998 LTIP. Subject to other maximums depending on the type of issuance under the 1998 LTIP, the maximum number of shares of Common Stock that may be delivered to any participant is 1,500,000 shares. Stock options and stock appreciation rights are granted with an exercise price at least equal to the underlying common stock's fair market value at the date of grant. Stock options issued under the 1998 LTIP have three or five-year terms and may be exercisable immediately or ratably over the terms, both of which are determined by the Board of Directors. As of December 31, 1999 and December 25, 1998, stock options to acquire 2,675,000 and 2,348,334 shares of Common Stock remained outstanding and exercisable, respectively, with exercise prices ranging between $0.45 and $3.75 per share.

Stock Option Grants

The following table sets forth information concerning options granted to each of the named executive officers during the 1999 fiscal year.

	Individual Grants
	Options Granted #	Percentage of Total Options Granted to Employees in Fiscal 1999%	Exercise price Per Share $	Expiration Date

William A. Frey III	1,000,000	66.7%	0.56	1/1/02
John F. Quigley	50,000	3.3%	0.50	8/1/00
John F. Quigley	50,000	3.3%	1.00	8/1/01
John F. Quigley	50,000	3.3%	1.50	8/1/02
Granville G. Valentine III	35,000	2.3%	0.45	9/1/04

Stock Option Exercises

The following table sets forth information concerning options exercised during the 1999 fiscal year by the named executive officers of the Company, as well as the aggregate value of unexercised options held by such executive officer at December 31,1999. The Company has no stock appreciation rights, either freestanding or in tandem with stock options.

			Number of Unexercised Options at December 31,1999		Value of Unexercised In-the-Money Options at December 31,1999 (1)
	Shares Acquired on Exercise	Value Realized	Exercisable	Unexerci-sable	Exercisable	Unexerci-sable

William A. Frey III	-	-	1,000,000	-	-	-
T.J. Tully	-	-	700,000	-	-	-
Donald T. Zimmerman	-	-	400,000	-	-	-
John F. Quigley	-	-	150,000	-	-	-
Granville G. Valentine III	-	-	70,000	-	-	-

(1) Calculated based upon the closing bid price of the Company's Common Stock as reported on the OTC Bulletin Board as of December 31, 1999, which was $0.187.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth information with respect to the beneficial ownership of shares of all classes of the Company's voting securities as of March 14, 2000 of each executive officer, each director, and each stockholder known to be the beneficial owner of 5% or more of any class of the Company's voting securities and all officers and directors as a group.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class

Common Stock	William A. Frey, III, Chairman and Chief Executive Officer	13,822,994 (1)	51.3%

Common Stock	T.J. Tully, Vice Chairman	900,000 (2)	4.5%

Common Stock	Donald T. Zimmerman, Director, President and Chief Operating Officer	1,160,000 (3)	5.7%

Common Stock	John F. Quigley, Senior Vice President and Chief Financial Officer	260,000 (4)	1.3%

Common Stock	Granville G. Valentine, III, Senior Vice President and President, Mid-Atlantic Region	137,124(5)	.7%

Common Stock	Directors and Officers as a Group	16,280,118	56.5%

Common Stock	The Baron Group	2,350,000	12.1%

Common Stock	NAVICAP	1,024,149(6)	5.3%

(1)	Includes 529,112 shares owned by Frey, 465,000 and 50,000 shares beneficially owned by Frey through Trinity Fund VII and Trinity Healthcare Corporation, respectively, warrants held by Frey to purchase an additional 500,000 and 6,000,000 shares of the Company's Common Stock with exercise prices of $4.00 and $0.14 per share, respectively, 5,278,882 shares beneficially owned by Frey through Trinity Capital Group, LLC and an option held by Frey to purchase an additional 1,000,000 shares of the Company's Common Stock with an exercise price of $0.56 per share granted pursuant to the Company's 1998 Long-Term Incentive Plan ("1988 LTIP").

(2)	Includes 100,000 shares owned by T.J. Tully, 100,000 shares owned by his spouse and options held by T.J. Tully granted pursuant to the Company's 1998 LTIP to purchase an additional 200,000 and 500,000 shares of the Company's Common Stock with exercise prices of $0.75 and $0.50 per share, respectively.
(3)	Comprised of 200,000 shares owned by Donald T. Zimmerman and options to purchase an additional 400,000 and 560,000 shares of the Company's Common Stock with an exercise price of $0.531 and $0.30, respectively, per share granted pursuant to the Company's 1998 LTIP.

(4)	Comprised of 110,000 shares owned by John F. Quigley and options to purchase an additional 50,000, 50,000 and 50,000 shares of the Company's Common Stock with an exercise price of $0.50, $1.00 and $1.50, respectively, per share granted pursuant to the Company's 1998 LTIP.

(5)	Includes 67,124 shares owned by Granville G. Valentine and options to purchase an additional 35,000 and 35,000 shares of the Company's Common Stock with an exercise price of $3.75 and $0.45, respectively, per share granted pursuant to the Company's 1998 LTIP.

(6)	Includes 574,854 shares owned by NAVICAP Corporation (f/k/a Ramsay-Hughes), 60,799 shares owned by Gregory Pitner, a Director, Officer and shareholder of NAVICAP, and 388,496 shares owned by other related parties of NAVICAP.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

As of December 31,1999, the Company was indebted in the amount of $574,392 in principal and interest to NAVICAP and related affiliates. Anthony G. Covatta, a Director of the Company until his resignation in June 1998, is a stockholder of the Company, and also a Director and stockholder of NAVICAP. In addition, Mr. Covatta's law firm, Drew & Ward, served in various capacities as legal counsel for the Company during 1997.

As of December 31,1997, the majority of the balance due to NAVICAP and related affiliates ($3,727,081) was represented by a promissory note, which was due on demand. On March 30, 1998, the Company issued 500,000 stock purchase warrants to NAVICAP in connection with an extension of the due date of the promissory note to September 30, 1999. The fair value of the stock purchase warrants was determined to be $1,059,500, which was allocated to the warrants and recorded as additional paid in capital. The amount allocated was based on the relative fair values of the debt and warrants at the time of the warrant issuance. The value of the stock purchase warrants was being amortized over the amended term through September 30, 1999. On August 26, 1998, NAVICAP agreed to restructure this promissory note by accepting 500,000 shares of the Company's Common Stock in lieu of a $500,000 reduction in the principal amount of the indebtedness.

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

Also on November 30, 1998, Frey provided a short-term loan in the amount of $100,300 to T.J. Tully, the Company's then Chairman and Chief Executive Officer, and certain related family members, who collectively held a majority of the Company's Common Stock (altogether the "Tully Group"), which in turn was used for the purpose of providing a short-term loan ("Tully Loans -1") in the same amount to the Company for additional working capital purposes. On December 22, 1998, in conjunction with the transactions described above, the Tully Group agreed to provide additional working capital to the Company in the form of short-term loans ("Tully Loans -2") in the amount of $274,700. The Tully Loans -1 and -2 provide for interest at 11% and were due on February 28, 1999. Subsequent to February 28, 1999, the Tully Group agreed to extend the maturity date of these loans for an indefinite period of time.

During 1998, T.J. Tully and a related family member provided other loans to the Company for working capital purposes in the aggregate amount of $37,000. At December 31,1999, loans totaling $17,000 were still outstanding at an interest rate of 12% and due on demand.

Subsequent to December 31, 1999, the Tully Group agreed to amend their loan agreements with the Company. The terms of the amended loan agreements included the following: (i) the Company agreed to make a $120,000 principal payment to the Tully Group in January 2000, (ii) the Company agreed to pay down the remaining principal balance of $272,000 over twenty-four months beginning in February 2000, and (iii) the loans will bear no interest going forward and interest accrued to date of $46,533 was waived.

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

In December 1999, PMT entered into an operating lease agreement for a molding machine with an organization that is owned by the Company's Chairman and Chief Executive Officer.

Effective November 30, 1998, the Company and T. J. Tully, a Director of the Company, executed an Agreement providing for the sale of 100% of the outstanding shares of common stock of UNSC, Inc., an inactive wholly-owned subsidiary of the Company, to Mr. Tully for monetary consideration of $1 and the grant of an option to purchase 500,000 shares of the Company's Common Stock with an exercise price of $0.50 per share pursuant to the Company's 1998 Long Term Incentive Plan.

PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

Exhibit Number	Description of Exhibit	Sequentially Numbered Page
2.1	Stock Purchase Agreement, dated as of August 27, 1999, by and among Henry A. Kirchner, Barbara J. Kirchner, The Henry A. Kirchner Revocable Trust, and the Kirchner Family Nominee Trust.	Note (a)

2.2	First Amendment to Stock Purchase Agreement, dated as of September 29, 1999, by and among Henry A. Kirchner, Barbara J. Kirchner, The Henry A. Kirchner Revocable Trust, The Barbara J. Kirchner Revocable Trust, and the Kirchner Family Nominee Trust.	(a)

21.1	Subsidiaries

99.1	$1,750,000 Promissory Note, dated as of September 29, 1999, given by Pittsfield Mold & Tool, Inc. in favor of the Kirchner Family Nominee Trust.	(b)

99.2	$2,200,000 Promissory Note dated as of September 29, 1999, given by Pittsfield Mold & Tool, Inc. in favor of the Kirchner Family Nominee Trust.	(b)

99.3	Employment Agreement between United Shields Corporation and Joseph A. Kirchner, dated September 29, 1999.	(b)

99.4	Non-Competition Agreement between United Shields Corporation and Henry A. Kirchner, dated September 29, 1999.	(b)

99.5	Non-Competition Agreement between United Shields Corporation and Barbara J. Kirchner, dated September 29. 1999.	(b)

99.6	Real Estate Purchase Agreement between Pittsfield Mold & Tool, Inc. and the Kirchner Family Nominee Trust, dated September 29, 1999.	(b)

99.7	Earn-Out Agreement between United Shields Corporation and Henry A. Kirchner, Barbara J. Kirchner, The Henry A. Kirchner Revocable Trust, The Barbara J. Kirchner Revocable Trust and the Kirchner Family Nominee Trust, dated September 29, 1999.	(b)

99.8	Stock Pledge Agreement between United Shields Corporation and the Kirchner Family Nominee Trust, dated September 29, 1999.	(b)

99.9	Guarantee given by United Shields Corporation in favor of the Kirchner Family Nominee Trust, dated September 29, 1999.	(b)

99.10	Cross-Default and Cross-Collateral Agreement between United Shields Corporation and Pittsfield Mold & Tool, Inc., Henry A. Kirchner, Barbara J. Kirchner, The Henry A. Kirchner Revocable Trust, The Barbara J. Kirchner Revocable Trust and the Kirchner Family Nominee Trust, dated September 29, 1999.	(b)

99.11	Commercial Real Estate Mortgage and Security Agreement between Pittsfield Mold & Tool, Inc. and the Kirchner Family Nominee Trust, dated September 29, 1999.	(b)

99.12	Security Agreement between Pittsfield Mold & Tool, Inc. and the Kirchner Family Nominee Trust, dated September 29, 1999.	(b)

99.13	Loan and Security Agreement between Pittsfield Mold & Tool, Inc. and Berkshire Bank, dated September 29, 1999.	(b)

99.14	$1,900,000 demand line of credit Promissory Note, dated as of September 29, 1999, given by Pittsfield Mold & Tool, Inc in favor of Berkshire Bank.	(b)

99.15	$2,500,000 Promissory Note, dated September 29, 1999, given by Pittsfield Mold & Tool, Inc. in favor of Berkshire Bank.	(b)

99.16	Mortgage and Security Agreement (first mortgage) between Pittsfield Mold & Tool, Inc. and Berkshire Bank, dated September 29, 1999.	(b)

99.17	Mortgage and Security Agreement (second mortgage) between Pittsfield Mold & Tool, Inc. and Berkshire Bank, dated September 29, 1999.	(b)

99.18	Assignment of Rents and Leases, dated September 29, 1999, given by Pittsfield Mold & Tool, Inc. for the benefit of Berkshire Bank.	(b)

99.19	Agreement of Guaranty, dated September 29, 1999, given by United Shields Corporation for the benefit of Berkshire Bank.	(b)

99.20	Standby and Subordination Agreement dated September 29, 1999, between Berkshire Bank and Henry A. Kirchner and Barbara J. Kirchner, Trustees of the Kirchner Family Nominee Trust, Henry A. Kirchner, Barbara J. Kirchner, Henry A. Kirchner and Barbara J. Kirchner, Trustees of the Henry A. Kirchner Revocable Trust, and Henry A. Kirchner and Barbara J. Kirchner, Trustees of the Barbara J. Kirchner Revocable Trust.	(b)

99.21	Loan and Security Agreement, dated December 22, 1999, between Wentworth Capital, a division of Charter Financial, Inc. and Pittsfield Mold & Tool, Inc.

99.22	Rider to Loan and Security Agreement, dated December 22, 1999, between Wentworth Capital, division of Charter Financial, Inc. and Pittsfield Mold & Tool, Inc.

99.23	Default Rider to Loan and Security Agreement, dated December 22, 1999, between Wentworth Capital, division of Charter Financial, Inc. and Pittsfield Mold & Tool, Inc.

99.24	Amendment to Loan and Security Agreement, dated December 22, 1999, between Wentworth Capital, division of Charter Financial, Inc. and Pittsfield Mold & Tool, Inc.

99.25	Amendment to Loan and Security Agreement, dated December 22, 1999, between Wentworth Capital, division of Charter Financial, Inc. and Pittsfield Mold & Tool, Inc.

99.26	Security Agreement, dated December 22, 1999, between Wentworth Capital, division of Charter Financial, Inc. and Pittsfield Mold & Tool, Inc.

99.27	Rider to Security Agreement, dated December 22, 1999, between Wentworth Capital, division of Charter Financial, Inc. and Pittsfield Mold & Tool, Inc.

99.28	Guarantee Agreement, dated December 22, 1999, between United Shields Corporation and Wentworth Capital, division of Charter Financial, Inc.

99.29	Rider to Guarantee Agreement, dated December 22, 1999, between United Shields Corporation and Wentworth Capital, division of Charter Financial, Inc.

99.30	Pre-payment Agreement, dated December 22, 1999, between Wentworth Capital, division of Charter Financial, Inc. and Pittsfield Mold & Tool, Inc.

99.31	Subordination Agreement made by Henry A. Kirchner and Barbara J. Kirchner, trustees of the Kirchner Family Nominee Trust, as subordinating creditor, dated December 22, 1999, in favor of Charter Financial, Inc.

99.32	Intercreditor Agreement between Berkshire Bank, Kirchner Family Nominee Trust, and Wentworth Capital, division of Charter Financial, Inc., dated December 22, 1999.

99.33	Equipment Lease between Trinity Products Group, LLC and Pittsfield Mold & Tool, Inc. dated November 15, 1999

99.34	Amendment to Equipment Lease between Trinity Products Group, LLC and Pittsfield Mold & Tool, Inc. dated November 15, 1999

Note Reference:

(a)	Incorporated by reference to Exhibit 2.1 and 2.2 to the Company's Form 8-K filed October 14,1999.

(b)	Incorporated by reference to Exhibits 99.1 through 99.20 to the Company's Form 8-K filed October 14, 1999.

(b) Reports on Form 8-K

On October 14,1999, the Company filed a Current Report on Form 8-K in which it reported (i) that it had completed its acquisition of all the outstanding stock Pittsfield Tool & Mold, Inc. for cash and notes totaling $5,650,000; (ii) that it had simultaneously caused Pittsfield to purchase the real property upon which its plant is located from the prior shareholders of Pittsfield for a total purchase price of $3,125,000; and (iii) that it had filed various exhibits relative to the acquisition.

On December 13,1999, the Company filed a Current Report on Form 8-K/A in which it submitted the following as exhibits: (i) the audited financial statements of Pittsfield Mold & Tool, Inc. for the years ended December 31, 1998 and 1997; (ii) an unaudited Pittsfield Mold & Tool, Inc. balance sheet, statement of operations and statement of cash flows as of and for the nine month period ended September 29,1999; and (iii) pro-forma unaudited consolidated statements of operations for the year ended December 24,1998 and the nine month period ended September 24,1999, and an unaudited pro-forma balance sheet as of September 24, 1999.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, United Shields Corporation, the Registrant, has duly caused this report on Form 10-KSB dated March xx, 2000 to be signed on its behalf by the undersigned, thereunto duly authorized.

United Shields Corporation

Date:	By:
William A. Frey III, Chairman and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints William A. Frey III, Chairman and Chief Executive Officer of United Shields Corporation, his or her true and lawful attorney-in-fact and agent, with full power of substitution, and with power to act alone, to sign and execute on behalf of the undersigned any amendment or amendments to this report on Form 10-KSB, and to perform any acts necessary to be done in order to file such amendment or amendments, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission and each of the undersigned does hereby ratify and confirm all that said attorney-in-fact and agent, or his substitutes, shall do or cause to be done by virtue hereof

In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Principal Executive Officer:		Date:

Director, Chairman and
William A. Frey III	Chief Executive Officer

Principal Financial and
Accounting Officer:

Senior Vice President and
John F. Quigley	Chief Financial Officer

Directors:

Director, President and
Donald T. Zimmerman, Jr.	Chief Operating Officer

Director and Vice Chairman
Thomas J. Tully