Form 10KSB40/A
period 1999-12-31
UNITED SHIELDS CORP/OH/
filed 2000-05-18
CIK 808432

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

ITEM 7. FINANCIAL STATEMENTS.


The consolidated financial statements and related notes thereto of the Company for the year ended December 31,1999 are included in this Report on Form 10-KSB as Exhibit 99.35.


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

SUMMARY COMPENSATION TABLE

	Annual Compensation						Long-Term Compensation
	----------------------------------------------------						-----------------------------------
	Year	Salary		Bonus		Other Annual Compensation	Stock Awards $	Options #	LTIP Payout	All Other Compensation
	------	------------		---------		-----------	---------	-------------	---------	----------
William A. Frey	1999	$150,000		$ -		-	-	1,000,000	-	$ -
Chairman and	1998	-		-		-	-	-	-	-
Chief Executive	1997	-		-		-	-	-	-	-
Officer

T. J. Tully	1999	50,000		-		-	-		-	-
Vice Chairman	1998	86,250		-		-	-	700,000	-	-
	1997	70,000		-		-	-		-	-

Donald T.	1999	200,000		50,000	(1)	-	-	-	-	-
Zimmerman	1998	158,333	(1)	-	(1)	-	-	400,000	-	-
President and	1997	-		-		-	-	-	-	-
Chief Operating
Officer

John F. Quigley	1999	37,500		-		-	-	150,000	-	-
Senior VP and	1998	-		-		-	-	-	-	-
Chief Financial	1997	-		-		-	-	-	-	-
Officer

Granville G.	1999	160,000		23,938	(2)	-	-	35,000	-	9,147
Valentine III	1998	160,000		62,968	(2)	-	-	35,000	-	5454
President, Mid- Atlantic Region	1997	-		-		-	-	-	-	-

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

Stock Option Grants

The following table sets forth information concerning options granted to each of the named executive officers during the 1999 fiscal year.

	Individual Grants
	-------------------------------------------------------------------------------------------------------
	Options Granted #	Percentage of Total Options Granted to Employees in Fiscal 1999%	Exercise price Per Share $	Expiration Date
	-------------------	--------------------	-----------------	-----------------
William A. Frey III	1,000,000	66.7%	0.56	1/1/02
John F. Quigley	50,000	3.3%	0.50	8/1/00
John F. Quigley	50,000	3.3%	1.00	8/1/01
John F. Quigley	50,000	3.3%	1.50	8/1/02
Granville G. Valentine III	35,000	2.3%	0.45	9/1/04

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

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
-------------------------	-----------------------------------------	-------------------------	------------------------
Common Stock	William A. Frey, III, Chairman and Chief Executive Officer	13,822,994 (1)	51.3%

Common Stock	T.J. Tully, Vice Chairman	900,000 (2)	4.5%

Common Stock	Donald T. Zimmerman, Director, President and Chief Operating Officer	1,160,000 (3)	5.7%

Common Stock	John F. Quigley, Senior Vice President and Chief Financial Officer	260,000 (4)	1.3%

Common Stock	Granville G. Valentine, III, Senior Vice President and President, Mid-Atlantic Region	137,124(5)	.7%

Common Stock	Directors and Officers as a Group	16,280,118	56.5%

Common Stock	The Baron Group	2,350,000	12.1%

Common Stock	NAVICAP	1,024,149(6)	5.3%

(1)	Includes 529,112 shares owned by Frey, 465,000 and 50,000 shares beneficially owned by Frey through Trinity Fund VII and Trinity Healthcare Corporation, respectively, warrants held by Frey to purchase an additional 500,000 and 6,000,000 shares of the Company's Common Stock with exercise prices of $4.00 and $0.14 per share, respectively, 5,278,882 shares beneficially owned by Frey through Trinity Capital Group, LLC and an option held by Frey to purchase an additional 1,000,000 shares of the Company's Common Stock with an exercise price of $0.56 per share granted pursuant to the Company's 1998 Long-Term Incentive Plan ("1988 LTIP").

(2)	Includes 100,000 shares owned by T.J. Tully, 100,000 shares owned by his spouse and options held by T.J. Tully granted pursuant to the Company's 1998 LTIP to purchase an additional 200,000 and 500,000 shares of the Company's Common Stock with exercise prices of $0.75 and $0.50 per share, respectively.
(3)	Comprised of 200,000 shares owned by Donald T. Zimmerman and options to purchase an additional 400,000 and 560,000 shares of the Company's Common Stock with an exercise price of $0.531 and $0.30, respectively, per share granted pursuant to the Company's 1998 LTIP.

(4)	Comprised of 110,000 shares owned by John F. Quigley and options to purchase an additional 50,000, 50,000 and 50,000 shares of the Company's Common Stock with an exercise price of $0.50, $1.00 and $1.50, respectively, per share granted pursuant to the Company's 1998 LTIP.

(5)	Includes 67,124 shares owned by Granville G. Valentine and options to purchase an additional 35,000 and 35,000 shares of the Company's Common Stock with an exercise price of $3.75 and $0.45, respectively, per share granted pursuant to the Company's 1998 LTIP.

(6)	Includes 574,854 shares owned by NAVICAP Corporation (f/k/a Ramsay-Hughes), 60,799 shares owned by Gregory Pitner, a Director, Officer and shareholder of NAVICAP, and 388,496 shares owned by other related parties of NAVICAP.

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

PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

Exhibit Number	Description of Exhibit	Sequentially Numbered Page
------------	--------------------------------------------------------------------	---------------------------
2.1	Stock Purchase Agreement, dated as of August 27, 1999, by and among Henry A. Kirchner, Barbara J. Kirchner, The Henry A. Kirchner Revocable Trust, and the Kirchner Family Nominee Trust.	Note (a)

2.2	First Amendment to Stock Purchase Agreement, dated as of September 29, 1999, by and among Henry A. Kirchner, Barbara J. Kirchner, The Henry A. Kirchner Revocable Trust, The Barbara J. Kirchner Revocable Trust, and the Kirchner Family Nominee Trust.	(a)

21.1	Subsidiaries

99.1	$1,750,000 Promissory Note, dated as of September 29, 1999, given by Pittsfield Mold & Tool, Inc. in favor of the Kirchner Family Nominee Trust.	(b)

99.2	$2,200,000 Promissory Note dated as of September 29, 1999, given by Pittsfield Mold & Tool, Inc. in favor of the Kirchner Family Nominee Trust.	(b)

99.3	Employment Agreement between United Shields Corporation and Joseph A. Kirchner, dated September 29, 1999.	(b)

99.4	Non-Competition Agreement between United Shields Corporation and Henry A. Kirchner, dated September 29, 1999.	(b)

99.5	Non-Competition Agreement between United Shields Corporation and Barbara J. Kirchner, dated September 29. 1999.	(b)

99.6	Real Estate Purchase Agreement between Pittsfield Mold & Tool, Inc. and the Kirchner Family Nominee Trust, dated September 29, 1999.	(b)

99.7	Earn-Out Agreement between United Shields Corporation and Henry A. Kirchner, Barbara J. Kirchner, The Henry A. Kirchner Revocable Trust, The Barbara J. Kirchner Revocable Trust and the Kirchner Family Nominee Trust, dated September 29, 1999.	(b)

99.8	Stock Pledge Agreement between United Shields Corporation and the Kirchner Family Nominee Trust, dated September 29, 1999.	(b)

99.9	Guarantee given by United Shields Corporation in favor of the Kirchner Family Nominee Trust, dated September 29, 1999.	(b)

99.10	Cross-Default and Cross-Collateral Agreement between United Shields Corporation and Pittsfield Mold & Tool, Inc., Henry A. Kirchner, Barbara J. Kirchner, The Henry A. Kirchner Revocable Trust, The Barbara J. Kirchner Revocable Trust and the Kirchner Family Nominee Trust, dated September 29, 1999.	(b)

99.11	Commercial Real Estate Mortgage and Security Agreement between Pittsfield Mold & Tool, Inc. and the Kirchner Family Nominee Trust, dated September 29, 1999.	(b)

99.12	Security Agreement between Pittsfield Mold & Tool, Inc. and the Kirchner Family Nominee Trust, dated September 29, 1999.	(b)

99.13	Loan and Security Agreement between Pittsfield Mold & Tool, Inc. and Berkshire Bank, dated September 29, 1999.	(b)

99.14	$1,900,000 demand line of credit Promissory Note, dated as of September 29, 1999, given by Pittsfield Mold & Tool, Inc in favor of Berkshire Bank.	(b)

99.15	$2,500,000 Promissory Note, dated September 29, 1999, given by Pittsfield Mold & Tool, Inc. in favor of Berkshire Bank.	(b)

99.16	Mortgage and Security Agreement (first mortgage) between Pittsfield Mold & Tool, Inc. and Berkshire Bank, dated September 29, 1999.	(b)

99.17	Mortgage and Security Agreement (second mortgage) between Pittsfield Mold & Tool, Inc. and Berkshire Bank, dated September 29, 1999.	(b)

99.18	Assignment of Rents and Leases, dated September 29, 1999, given by Pittsfield Mold & Tool, Inc. for the benefit of Berkshire Bank.	(b)

99.19	Agreement of Guaranty, dated September 29, 1999, given by United Shields Corporation for the benefit of Berkshire Bank.	(b)

99.20	Standby and Subordination Agreement dated September 29, 1999, between Berkshire Bank and Henry A. Kirchner and Barbara J. Kirchner, Trustees of the Kirchner Family Nominee Trust, Henry A. Kirchner, Barbara J. Kirchner, Henry A. Kirchner and Barbara J. Kirchner, Trustees of the Henry A. Kirchner Revocable Trust, and Henry A. Kirchner and Barbara J. Kirchner, Trustees of the Barbara J. Kirchner Revocable Trust.	(b)

99.21	Loan and Security Agreement, dated December 22, 1999, between Wentworth Capital, a division of Charter Financial, Inc. and Pittsfield Mold & Tool, Inc.

99.22	Rider to Loan and Security Agreement, dated December 22, 1999, between Wentworth Capital, division of Charter Financial, Inc. and Pittsfield Mold & Tool, Inc.

99.23	Default Rider to Loan and Security Agreement, dated December 22, 1999, between Wentworth Capital, division of Charter Financial, Inc. and Pittsfield Mold & Tool, Inc.

99.24	Amendment to Loan and Security Agreement, dated December 22, 1999, between Wentworth Capital, division of Charter Financial, Inc. and Pittsfield Mold & Tool, Inc.

99.25	Amendment to Loan and Security Agreement, dated December 22, 1999, between Wentworth Capital, division of Charter Financial, Inc. and Pittsfield Mold & Tool, Inc.

99.26	Security Agreement, dated December 22, 1999, between Wentworth Capital, division of Charter Financial, Inc. and Pittsfield Mold & Tool, Inc.

99.27	Rider to Security Agreement, dated December 22, 1999, between Wentworth Capital, division of Charter Financial, Inc. and Pittsfield Mold & Tool, Inc.

99.28	Guarantee Agreement, dated December 22, 1999, between United Shields Corporation and Wentworth Capital, division of Charter Financial, Inc.

99.29	Rider to Guarantee Agreement, dated December 22, 1999, between United Shields Corporation and Wentworth Capital, division of Charter Financial, Inc.

99.30	Pre-payment Agreement, dated December 22, 1999, between Wentworth Capital, division of Charter Financial, Inc. and Pittsfield Mold & Tool, Inc.

99.31	Subordination Agreement made by Henry A. Kirchner and Barbara J. Kirchner, trustees of the Kirchner Family Nominee Trust, as subordinating creditor, dated December 22, 1999, in favor of Charter Financial, Inc.

99.32	Intercreditor Agreement between Berkshire Bank, Kirchner Family Nominee Trust, and Wentworth Capital, division of Charter Financial, Inc., dated December 22, 1999.

99.33	Equipment Lease between Trinity Products Group, LLC and Pittsfield Mold & Tool, Inc. dated November 15, 1999

99.34	Amendment to Equipment Lease between Trinity Products Group, LLC and Pittsfield Mold & Tool, Inc. dated November 15, 1999
99.35	Financial Statements for year ended December 31, 1999


Note Reference:

(a)	Incorporated by reference to Exhibit 2.1 and 2.2 to the Company's Form 8-K filed October 14,1999.

(b)	Incorporated by reference to Exhibits 99.1 through 99.20 to the Company's Form 8-K filed October 14, 1999.

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

United Shields Corporation

Date: May 18, 2000	By:	/s/William A. Frey III
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

Principal Executive Officer:		Date: May 18, 2000

/s/William A. Frey III	Director, Chairman and
William A. Frey III	Chief Executive Officer

Principal Financial and
Accounting Officer:

/s/John F. Quigley	Senior Vice President and
John F. Quigley	Chief Financial Officer

Directors:

/s/Donald T. Zimmerman, Jr.	Director, President and
Donald T. Zimmerman, Jr.	Chief Operating Officer

/s/Thomas J. Tully	Director and Vice Chairman
Thomas J. Tully