Form 10-Q
period 2000-03-31
UNITED SHIELDS CORP/OH/
filed 2000-05-18
CIK 808432

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-QSB

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2000.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT.

For the transition period from ___NA_______ to ___NA_______

Commission file number 33-11062-D

UNITED SHIELDS CORPORATION

(Exact name of small business issuer as specified in its charter)

Colorado (State or other jurisdiction of incorporation or organization)	84-1049047 IRS Employer Identification No.)

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

Yes No

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 19,454,875 shares as of May 5, 2000.

Transitional Small Business Disclosure Format (check one):

Yes No X

UNITED SHIELDS CORPORATION

AND SUBSIDIARIES

INDEX

Part I. Financial Information

Item 1. Consolidated Financial Statements

Consolidated Balance Sheets as of March 31, 2000 and December 31, 1999

Consolidated Statements of Operations for the quarter ended March 31, 2000 compared to the quarter ended March 26, 1999

Consolidated Statements of Cash Flows for the quarter ended March 31, 2000 compared to quarter ended March 26, 1999

Notes to Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition

and Results of Operations

Part II. Other Information

Item 1. Legal Proceedings

Item 6. Exhibits and Reports on Form 8-K

Signatures

United Shields Corporation

and Subsidiaries

Consolidated Balance Sheets

	March 31, 2000 ____________	December 31, 1999 ____________
Assets

Current Assets:
Cash	$233,983	$544,980
Accounts receivable, net	3,263,807	3,970,675
Other receivables	6,263	20,387
Inventories	2,440,057	2,215,560
Prepaid expenses	45,475	43,517
Total current assets	5,989,585 --------------	6,795,119 -------------

Property, plant and equipment, at cost:
Land	776,638	776,638
Machinery and equipment	6,937,850	6,900,321
Office furniture and fixtures	151,086	150,552
Vehicles	68,058	68,058
Building and leasehold improvements	4,036,513	4,036,513
	11,970,145	11,932,082
Less accumulated depreciation	(1,720,634) --------------	(1,405,420) --------------
Net property, plant and equipment	10,249,511 --------------	10,526,662 --------------

Other assets:
Deposits	23,719	24,882
Restricted cash and short-term investments	944,395	944,395
Goodwill, net	5,550,955	5,887,773
Other	55,619	18,523
Total other assets	6,574,688 --------------	6,875,573 ------------
	$22,813,784	$24,197,354
	=========	========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

United Shields Corporation

and Subsidiaries

Consolidated Balance Sheets

(continued)

	March 31, 2000 ___________	December 31, 1999
Liabilities and Stockholders' Equity
Current Liabilities:
Revolving lines of credit - current	$1,993,979	$2,397,432
Notes payable - related parties - current	376,856	791,860
Notes payable - current	642,600	642,600
Capital lease obligation - current	57,396	57,396
Accounts payable	2,439,546	2,402,657
Accrued expenses and other current liabilities	639,260	893,329
	-------------	-------------
Total current liabilities	6,149,637	7,185,274

Revolving lines of credit	3,694,455	3,859,455
Notes payable - related parties	1,460,401	1,286,354
Notes payable	5,493,844	5,601,177
Capital lease obligation	183,621	180,369
Deferred compensation	625,357 ----------------	625,357 ----------------
Total liabilities	17,607,315 ----------------	18,737,986 ----------------

Stockholders' equity:

Common stock - authorized 500,000,000 shares	194,549	194,549
without par value; stated value $0.01; issued and outstanding 19,454,875 shares at March 31, 2000 and December 31, 1999, respectively
Additional paid in capital	10,725,838	10,634,172
Accumulated deficit	(5,713,918) --------------	(5,369,353) --------------
Total stockholders' equity	5,206,469 --------------	5,459,368 --------------
	$22,813,784 ========	$24,197,354 ========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

United Shields Corporation

and Subsidiaries

Consolidated Statements of Operations

	Three Months Ended __________________
	March 31, 2000 ____________	March 26, 1999 ___________

Net sales	$5,480,457	$3,182,534
Cost of sales	4,543,409 -------------	2,437,335 -------------
Gross profit	937,048 -----------	745,199 -------------
Operating expenses:
Selling, general and administrative	870,551	641,689
Goodwill amortization	107,024 --------------	89,390 -------------
Total operating expenses	977,575 --------------	731,079 -------------
Income (loss) from operations	(40,527) --------------	14,120 -------------
Other (income) expense:
Interest expense, net	337,682	260,135
Gain on sale of property and equipment	(500)	(22,487)
Other	13,389 --------------	(2,126) -------------
Total other expense	350,571 --------------	235,522 -------------

Loss before extraordinary item	(391,098)	(221,402)
Extraordinary item - gain on restructuring of debt	46,533 --------------	--------------
Net loss	$(344,565) ========	$(221,402) ========
Weighted average number of shares outstanding-
basic and diluted	19,454,875 ========	16,604,875 ========
Loss before extraordinary item per common share-
basic and diluted	$(0.02)	$(0.01)

Extraordinary item per common share - basic and
diluted	- ---------------	- ---------------

Net loss per common share - basic and diluted	$(0.02)	$(0.01)
	==========	==========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

United Shields Corporation

and Subsidiaries

Consolidated Statements of Cash Flows

Three Months Ended _____________________
	March 31, 2000 ________	March 26, 1999 ________
Net cash flows provided by (used in) operating activities:
Net loss	$(344,565)	$(221,402)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization - property and equipment	316,714	174,762
Amortization of goodwill and warrants	136,953	156,060
Gain on sale of property and equipment	(500)	(22,487)
Stock options issued for compensation	91,666	-
Extraordinary item	46,533	-
Changes in working capital accounts :
Accounts and other receivables	720,992	(196,124)
Inventories	(224,497)	(2,028)
Prepaid expenses	(1,958)	(11,800)
Deposits and other	(35,639)	(49,022)
Accounts payable	36,889	201,009
Accrued expenses and other current liabilities	(300,596) -------------	(93,592) ------------
Net cash provided by (used in) operating activities	441,992 -------------	(64,624) ------------
Cash flows provided by (used in) investing activities:
Purchases of property and equipment	(42,563)	(224,339)
Proceeds from sale of property and equipment	3,500	31,442
Increase in cash surrender value of life insurance policies	-	(17,500)
Adjustment of subsidiary acquisition purchase price	229,500 -------------	- -------------
Net cash provided by (used in) investing activities	190,437 -------------	(210,397) -------------
Cash flows provided by (used in) financing activities:
Borrowings under revolving lines of credit	-	149,195
Payments on revolving lines of credit	(568,453)	-
Borrowings under notes payable - related parties	-	149,500
Payments on notes payable - related parties	(270,886)	-
Borrowings on notes payable	-	4,000
Payments on notes payable	(107,339)	-
Borrowings under capital lease obligations	15,455	-
Payments on capital lease obligations	(12,203) -------------	(86,642) ------------
Net cash provided by (used in) financing activities	(943,426) -------------	216,053 -----------
Net decrease in cash	(310,997)	(58,968)
Cash at beginning of period	544,980 -------------	191,609 -------------
Cash at end of period	$233,983 ========	$132,641 ========

The accompanying Notes to Consolidated Financial Statement are an integral part of these statements.

United Shields Corporation

Notes To Consolidated Financial Statements

March 31, 2000

1. Company Description

United Shields Corporation ("USC" or the "Company") is a Cleveland, Tennessee-based holding company that currently owns three operating subsidiaries: The HeaterMeals Company ("HMC"), which manufactures and markets patented, portable electrochemical heaters and a line of shelf-stable meals that incorporate such heaters, and R. P. Industries, Inc. ("RPI") and Pittsfield Mold and Tool, Inc. ("PMT") which are engaged in the production of molded plastic components and finished products of original equipment manufacturers.

2. Summary of Significant Accounting Policies

a. Interim Financial Statements

The March 31, 2000 and March 26, 1999 financial data are unaudited, however, in the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the consolidated financial statements for the respective periods. Interim results are not necessarily indicative of results for a full year. The consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the fiscal year ended December 31,1999.

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

United Shields Corporation

Notes to Consolidated Financial Statements, continued

Potential common shares relating to options and warrants to purchase common stock were not included in the weighted average number of shares for the quarterly periods ended March 31, 2000 and March 26, 1999 because their effect, if any, would have been anti-dilutive.

e. Reclassifications

Certain prior year amounts have been reclassified in order to conform to the current year presentation.

f. Statements of Cash Flow Data

On February 9, 2000, the Board of Directors approved the grant of a new non-qualified stock option under the amended 1998 Long-Term Incentive Plan to Donald T. Zimmerman, President of USC. Under the terms of the grant, Mr. Zimmerman has the option to buy 560,000 shares of the Company's common stock at $0.30 per share. The effective date of the grant is February 9, 2000 and the term is five years.

The purpose of the grant was to honor, satisfy and offset USC's $91,666 contractual compensation payment due Mr. Zimmerman since December, 1998 pursuant to his employment agreement with USC. The transaction was recorded as a reduction of USC's liability to Mr. Zimmerman and as additional paid-in capital (a non-cash transaction).

3. Contingencies

The Company is a defendant in a case entitled Rocco and Carol D'Antonio v. United Shields Corporation et al, filed September 30, 1999 in the United States District Court, Southern District of Ohio. There has been no significant change relating to the status of this lawsuit since its disclosure in the Company's December 31, 1999 Form 10-KSB.

4. Subsequent Event

On May 3, 2000, the HMC subsidiary replaced an existing $500,000 Revolving Line of Credit Agreement ("RLCA") with Bank One, N.A. with a new RLCA. The new RLCA (i) permits borrowings up to $400,000 pursuant to a formula based on eligible accounts receivable and inventories, (ii) provides for a maturity date of May 3, 2001, (iii) provides for an adjustable interest rate that is 1.25% over the lender's prime rate, and (iv) gives the lender a security interest in substantially all assets of HMC.

In addition, on May 3, 2000, the HMC subsidiary executed a new promissory note with Bank One, N.A. in the principal amount of $350,528. The note matures on May 3, 2005, bears interest at a fixed rate of 9.75% and requires monthly payments of principal and interest. Substantially all of HMC's assets are pledged as collateral for the loan.

5. Extraordinary Item-Gain on Restructuring of Debt

The extraordinary item-gain on restructuring of debt represents the reversal of interest expense and the associated accrued liability recorded in 1999 on debt owed by the Company to certain related parties that was restructured in January 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Safe Harbor Clause

This report contains certain "forward-looking statements". The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing itself of the protection of such safe harbor with respect to all such forward-looking statements. These forward-looking statements, which are included in Management's Discussion and Analysis, describe future plans or strategies and include the Company's expectations of future financial results. The words "expect," "estimate," "anticipate," "predict," and similar expressions are intended to identify forward-looking statements. Important factors that could cause the actual results, performance or achievement of the Company to differ materially from the Company's expectations include the following: 1) one or more of the assumptions or other factors discussed in connection with particular forward-looking statements prove not to be accurate; 2) the Company is unsuccessful in increasing sales through its anticipated marketing efforts; 3) mistakes in cost estimates and cost over-runs; 4) the Company's inability to obtain financing for one or more acquisitions and/or for general operations; 5) non-acceptance of one or more products of the Company in the marketplace due to costs or other reasons; 6) the Company's inability to supply any product to meet market demand; 7) generally unfavorable economic conditions which would adversely effect purchasing decisions by retailers or consumers; 8) development of a similar product that competes with HeaterMeals (R) which is not an infringement of any of the patents pertaining to those products; 9) inability of the owner of any of the patents to protect against infringement; 10) the inability to successfully integrate one or more acquisitions with the Company's operations (including the inability to successfully integrate several acquisitions at the same time, integrate businesses which may be diverse as to type of business, geographic area, or customer base and the diversion of management's attention among several acquired businesses) without substantial costs, delays or other problems; 11) if the Company experiences labor and/or employment problems such as work stoppages, inability to hire and/or retain competent personnel; 12) a shortage in the supply of significant raw materials, such as plastic resin and magnesium, which would significantly increase the cost of goods sold; and 13) if the Company experiences unanticipated problems (including but not limited to accidents, fires, acts of God, etc.), or is adversely affected by problems of its suppliers, shippers, customers or others. All written or oral forward-looking statements attributable to the Company are made as of the date hereof, and the Company assumes no obligation to update the forward-looking statements, or to update the reasons why actual results could differ materially from those projected in the forward-looking statements.

Results of Operations

The following is a discussion of the results of operations for the quarter ended March 31, 2000, compared to the quarter ended March 26, 1999, and changes in financial condition for the first three months of 2000:

NET SALES. Net sales for the quarter ended March 31, 2000, increased $2,297,923 or 72.2% over sales recorded for the quarter ended March 26, 1999. Each period included 91 days. The increase reflects the effect on 1st quarter sales of the PMT acquisition in September, 1999, which was partially offset by 1st quarter 2000 sales decreases at the RPI and HMC subsidiaries. The decline in RPI's sales was attributable to lower sales volume during the current quarter versus the comparable quarter in 1999. Sales of shelf-stable meals sold by HMC actually increased in the current quarter versus the comparable quarter in 1999; however, this increase was offset by a decrease in sales of the division's electrochemical heaters to military suppliers. This decrease resulted from delays in the final awarding of new contracts for MRE Assembly Award XX. In February 2000, HMC signed a three-year contract with one prime contractor to supply flameless ration heaters (FRHs) for MREs through 2002. In addition, a new prime contractor was added with a one-year contract. HMC anticipates making up for lost first quarter FRH sales during the balance of the new contract year that began in March 2000.

COST OF SALES. Cost of sales for the quarter ended March 31, 2000, increased $2,106,074 or 86.4% over cost of sales recorded for the quarter ended March 26, 1999. The increase reflects the effect of the September, 1999, PMT acquisition, which was partially offset by cost of sales decreases in the 1st quarter 2000 at the RPI and HMC subsidiaries as a result of lower sales volume.

GROSS PROFIT. Gross profit increased $191,849 or 25.7% in the quarter ended March 31, 2000, compared to the quarter ended March 26, 1999; however, the gross profit percentage decreased from 23.4% to 17.1%. The increase in gross profit reflects the acquisition of the PMT subsidiary in September 1999, which increase was partially offset by a decrease in gross profit at HMC and RPI compared to the year earlier period. The decline in the gross profit percentage overall and the decline in gross profit dollars at HMC and RPI in the 1st quarter of 2000 compared to the year earlier period is reflective of the following: 1) low margin product pricing with a significant PMT customer who was a customer when PMT was acquired; 2) other transition challenges associated with the PMT acquisition; 3) lower sales volume and product mix changes at RPI; and 4) lower sales volume and an FRH price reduction at HMC.

OPERATING EXPENSES. Operating expenses increased $246,496 or 33.7% in the quarter ended March 31, 2000, compared to the comparable quarter ended March 26, 1999. Operating expenses of the PMT subsidiary, which was acquired September 29, 1999, totaled $163,422 and accounted for 66.3% of the total Company increase. The remaining increase related primarily to marketing, legal and accounting expenses incurred by HMC and the corporate office.

INTEREST EXPENSE, NET. Interest expense, net increased $77,547 or 29.8% in the quarter ended March 31, 2000 versus the comparable quarter ended March 26, 1999. Interest expense incurred by the PMT subsidiary, which was acquired September 29, 1999, was $164,542. This increase was partially offset by an $86,995 cumulative decrease in interest expense at RPI, HMC and the corporate office. These decreases reflect a combination of lower debt balances and/or lower interest rates in the quarter ended March 31, 2000, compared to the quarter ended March 26, 1999.

EXTRAORDINARY ITEM - GAIN ON RESTRUCTURING OF DEBT The extraordinary item - gain on restructuring of debt represents the reversal of interest expense and the associated accrued liability recorded in 1999 on debt owed by the Company to certain related parties that was restructured in January 2000.

INCOME TAXES. No income tax benefits attributable to the losses from continuing operations were recorded in the quarters ended March 31, 2000 and March 26, 1999, as a result of the uncertainty associated with the realization of these tax deferred assets.

Liquidity and Capital Resources

The Company's primary source of liquidity has been cash generated from operating activities, borrowings from related parties and financial institutions, and proceeds from the issuance of the Company's Common Stock through its private placement program.

During the quarter ended March 31, 2000, net cash provided by operations of $441,992, net cash provided by investing activities of $190,437 and cash at the beginning of the quarter totaling $544,980 were used to fund financing activities of $943,426. Net cash provided by operating activities resulted primarily from the collection of accounts receivable and from non-cash depreciation and amortization expenses, which were partially offset by increases in inventories, reductions in accrued expenses and other current liabilities and a net loss for the period. Net cash provided by investing activities resulted from cash received from the prior owner of PMT as an adjustment to the acquisition purchase price, which was partially offset by purchases of property and equipment. Net cash provided by these operating and investing activities was used to reduce outstanding debt of the Company. As of April 28, 2000, the Company was in violation of a financial covenant related to a certain note payable balance. The covenant violation has since been waived by the financial institution.

It is anticipated that the Company's HMC and RPI subsidiaries will generate sufficient cash to fund their own operations and at least partially fund the Company's corporate operations and financial obligations as they become due in the immediate future. However, the PMT subsidiary and corporate operations will require funding from external sources in the 2nd quarter of 2000 and possibly beyond. Although management believes that sufficient external financing sources are available to fund these needs, there can be no assurance that this will be the case. In the event that external financing would not be available, the Company would seek related-party financing; however, there can be no assurance that this type of financing would be available or that it would be available with terms favorable to the Company. In the event that these financing sources would not be available, the Company would be required to scale back or eliminate certain corporate functions and/or sell some of its products or producing assets.

Part II - Other Information

Item 1. - Legal Proceedings

The Company is a defendant in a case entitled Rocco and Carol D'Antonio v. United Shields Corporation et al, filed September 30, 1999 in the United States District Court, Southern District of Ohio. There has been no significant change in the status of this lawsuit since its disclosure in the Company's December 31, 1999 Form 10-KSB.

Item 6. - Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit Number	Description of Exhibit
27	Financial Data Schedule

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

UNITED SHIELDS CORPORATION

Date: 5/12/00	/s/ William a. Frey, III William A. Frey III Chairman and Chief Executive Officer
Date: 5/15/00	/s/ Donald T. Zimmerman, Jr. Donald T. Zimmerman, Jr. President and Chief Operating Officer
Date: 5/12/00	/s/ John F. Quigley John F. Quigley Senior Vice President and Chief Financial Officer