Form 10QSB
period 2000-06-30
UNITED SHIELDS CORP/OH/
filed 2000-08-18
CIK 808432

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-QSB

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2000.

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 19,454,875 shares as of August 13, 2000.

Transitional Small Business Disclosure Format (check one):

Yes	No	X

UNITED SHIELDS CORPORATION

AND SUBSIDIARIES

INDEX

Part I. Financial Information
Item 1.	Consolidated Financial Statements
Consolidated Balance Sheets as of June 30, 2000 and December 31, 1999
Consolidated Statements of Operations for the quarter ended June 30, 2000 compared to the quarter ended June 25, 1999

Consolidated Statements of Cash Flows for the quarter ended June 30, 2000 compared to quarter ended June 25, 1999

Notes to Consolidated Financial Statements
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II. Other Information
Item 1. Legal Proceedings
Item 6. Exhibits and Reports on Form 8-K
Signatures

United Shields Corporation

and Subsidiaries

Consolidated Balance Sheets

	(Unaudited)
	June 30,	December 31,
	2000 -----------------	1999 -----------------
Assets

Current Assets:

Cash	$188,702	$544,980

Accounts receivable, net	3,612,093	3,970,675

Other receivables	17,445	20,387

Inventories	2,484,152	2,215,560

Prepaid expenses	28,828 -----------------	43,517 -----------------
Total current assets	6,331,220 -----------------	6,795,119 -----------------
Property, plant and equipment, at cost:

Land	776,638	776,638

Machinery and equipment	6,953,293	6,900,321

Office furniture and fixtures	153,493	150,552

Vehicles	61,084	68,058

Building and leasehold improvements	4,036,514 -----------------	4,036,513 -----------------
	11,981,022	11,932,082
Less accumulated depreciation	(2,032,191) -----------------	(1,405,420) -----------------
Net property, plant and equipment	9,948,831 -----------------	10,526,662 -----------------
Other assets:

Deposits	23,719	24,882

Restricted cash and short-term investments	944,395	944,395

Goodwill, net	5,443,049	5,887,773

Other	46,202 -----------------	18,523 -----------------
Total other assets	6,457,365 -----------------	6,875,573 -----------------
	$22,737,416 ==========	$24,197,354 ==========
The accompanying Notes to Consolidated Financial Statements are an integral part of the statements.

United Shields Corporation

and Subsidiaries

Consolidated Balance Sheets

(continued)

	(Unaudited)
	June 30,	December 31,
	2000 ----------------	1999 ----------------

Liabilities and Stockholder's Equity

Current liabilities:

Revolving lines of credit - current	$1,915,235	$2,397,432

Notes payable - related parties - current	675,912	791,860

Notes payable - current	624,338	642,600

Capital lease obligation - current	62,571	57,396

Account payable	2,742,638	2,402,657

Accrued expenses and other current liabilities	798,464 ----------------	893,329 ----------------
Total current liabilities	6,819,158	7,185,274

Revolving lines of credit	3,256,455	3,859,455

Notes payable - related parties	1,346,211	1,286,354

Notes payable	5,621,321	5,601,177

Capital lease obligation	161,615	180,369

Deferred compensation	625,357 ----------------	625,357 ----------------
Total liabilities	17,830,117 ----------------	18,737,986 ----------------
Stockholders' equity:

Common stock - authorized 500,000,000 shares without
par value; stated value $0.01; issued and outstanding
19,454,875 shares at June 30, 2000 and December
31, 1999, respectively	194,549	194,549

Additional paid in capital	10,725,838	10,634,172

Accumulated deficit	(6,013,088) ----------------	(5,369,353) ----------------
Total stockholders' equity	4,907,299 ----------------	5,459,368 ----------------
	$22,737,416 =========	$24,197,354 =========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements

United Shields Corporation

and Subsidiaries

Consolidated Statements of Operations

	Three Months Ended --------------------------		Six Months Ended -------------------------
	June 30,	June 25,	June 30,	June 25,
	2000 ------------	1999 ------------	2000 ------------	1999 ------------
Net sales	$6,186,881	$3,350,365	$11,667,338	$6,532,899
Cost of sales	5,228,319 --------------	2,532,762 --------------	9,771,728 --------------	4,970,096 --------------
Gross profit	958,562 --------------	817,603 --------------	1,895,610 --------------	1,562,803 -------------

Operating expenses:
Selling, general and administrativ e	845,965	658,174	1,716,516	1,299,864
Goodwill amortization	108,578 --------------	89,391 --------------	215,602 --------------	178,780 --------------
Total operating expenses	954,543 --------------	747,565 --------------	1,932,118 --------------	1,478,644 --------------

Income (loss) from operations	4,019 --------------	70,038 --------------	(36,508) --------------	84,159 --------------
Other income (expense):
Interest expense, net	(386,145)	(242,299)	(723,827)	(502,434)
Gain on sale of property
and equipment	3,783		4,283	22,487
Other	31,935 --------------	(14,593) --------------	18,546 --------------	(12,468) --------------
Total other expense	(350,427) --------------	(256,892) --------------	(700,998) --------------	(492,415) --------------

Loss before extraordinary item	(346,408)	(186,854)	(737,506)	(408,256)

Extraordinary item - gain on restructuring of debt	47,238 --------------	- --------------	93,771 --------------	- --------------

Net loss	$(299,170) ========	$(186,854) ========	$(643,735) ========	$(408,256) ========

Weighted average number of shares outstanding -
basic and diluted	19,454,875 ========	16,604,875 ========	19,454,875 ========	16,604,875 ========
Loss before extraordinary item per common share -
basic and diluted	$(0.02)	$(0.01)	$(0.04)	$(0.02)

Extraordinary item per common share - basic and
diluted	0.00 --------------	0.00 --------------	0.01 --------------	0.00 --------------
Net loss per common share - basic and diluted	$(0.02) ========	$(0.01) ========	$(0.03) ========	$(0.02) ========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

United Shields Corporation

and Subsidiaries

Consolidated Statements of Cash Flows

	Six Months Ended ---------------------------------
	June 30, 2000 --------------	June 25, 1999 --------------

Net cash flows provided by (used in) operating activities:
Net loss	$(643,735)	$(408,256)
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities:
Depreciation and amortization - property and equipment	634,232	349,559
Amortization of goodwill, warrants and debt discount	287,291	296,151
Gain on sale of property and equipment	(4,283)	(22,487)
Stock options issued for compensation	91,666	-
Extraordinary item	(93,771)	-
Changes in working capital accounts:
Accounts and other receivables	361,524	(363,672)
Inventories	(268,592)	(25,618)
Prepaid expenses	14,689	3,432
Deposits and other	(26,894)	(20,125)
Accounts payable	339,981	332,363
Accrued expenses and other current liabilities	(48,326)	(120,578)
	--------------	--------------
Net cash provided by (used in) operating activities	643,782 --------------	20,769 --------------

Cash flows provided by (used in) investing activities:
Purchases of property and equipment	(46,754)	(282,400)
Proceeds from sale of property and equipment	10,413	31,442
Cash received from insurance policies		32,932
Adjustment of subsidiary acquisition purchase price	229,500	-
	--------------	--------------
Net cash provided by (used in) investing activities	193,159 --------------	(218,026) --------------

Cash flows provided by (used in) financing activities:
Borrowings under revolving line of credit	12,602	200,195
Payments on revolving line of credit	(1,097,799)	-
Borrowings under notes payable - related parties	200,000	369,515
Payments on notes payable - related parties	(280,542)	-
Borrowings on notes payable	350,528	-
Payments on notes payable	(348,652)	(236,000)
Payments on capital lease obligations	(29,356)	(175,912)
	--------------	--------------
Net cash provided by (used in) financing activities	(1,193,219) --------------	157,798 --------------
Net decrease in cash	(356,278)	(39,459)
Cash at beginning of period	544,980	191,609
	--------------	--------------
Cash at end of period	$188,702 ========	$152,150 ========
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

United Shields Corporation

Notes To Consolidated Financial Statements

June 30, 2000

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

2. Summary of Significant Accounting Policies

a. Interim Financial Statements

The June 30, 2000 and June 25, 1999 financial data are unaudited, however, in the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the consolidated financial statements for the respective periods. Interim results are not necessarily indicative of results for a full year. The consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the fiscal year ended December 31,1999.

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

Potential common shares relating to options and warrants to purchase common stock were not included in the weighted average number of shares for the quarterly periods ended June 30, 2000 and June 25, 1999 because their effect, if any, would have been anti-dilutive.

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

4. Debt Instruments

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

5. Stock Option Grant

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

6. Subsequent Event

On July 24, 2000, First Union National Bank extended the term of the RPI subsidiary's Revolving Credit and Security Agreement and Revolving Promissory Note by one year to April 30,2002.

7. Extraordinary Item - Gain on Restructuring of Debt

The "extraordinary item - gain on restructuring of debt" represents (1) the reversal of interest expense and the associated accrued liability recorded in 1999 on debt owed by the Company to certain related parties that was restructured in January 2000, and (2) the gain associated with the imputing of interest on the restructured debt.

8. Business Segments

The Company has the following two reportable segments: Plastic Injection Molding and Specialty Products. The Plastic Injection Molding segment consists of the Company's RPI and PMT subsidiaries and is engaged in the production of molded plastic components and finished products for original equipment manufacturers who operate in the personal care, construction, electronics, healthcare , home products and juvenile products industries. The Specialty Products segment consists of the Company's HMC subsidiary and manufacturers and markets patented, portable electrochemical heaters and a line of shelf-stable meals that incorporate such heaters.

The accounting policies used to develop segment information correspond to those described herein. Segment profit or loss is based on profit or loss from operations before income taxes and the extraordinary gain on restructuring of debt. The 2000 extraordinary gain is recorded on the corporate books. There are no sales or transfers of inventories or human capital between segments. The reportable segments are distinct business units operating in different industries. They are separately managed, with separate marketing, manufacturing and distribution systems. The following information about the two segments is for the six months ended June 30, 2000:

	Plastic Injection Molding ----------------	Specialty Products ----------------	Totals ----------------
Revenues from external	$9,004,492	$2,662,846	$11,667,338
customers
Interest expense, net (1)	500,431	18,965	519,396
Depreciation and amortization	590,831	41,565	632,396
Segment profit (loss)	(185,401)	77,764	(107,637)
Segment assets	18,872,499	3,516,428	22,388,927
Expenditures for segment assets	30,452	32,079	62,531

Reconciliation to Consolidated Amounts:	Revenues ----------------	Profit (loss) ----------------	Assets ----------------
Totals for reportable segments	$11,667,338	$(107,637)	$22,388,927
Corporate headquarters	-	-	348,489
Elimination of inter-segment	-	-	-
profit (loss)
Unallocated corporate	- ----------------	(629,869) ----------------	- ----------------
headquarters expense (2)
Total consolidated amounts	$11,667,338 =========	$(737,506) =========	$22,737,416 =========

Reconciliation to Consolidated Amounts:	Interest expense, net ----------------	Depreciation and amortization ----------------
Totals for reportable segments	$519,396	$632,396
Other	-	-
Elimination of inter-segment profit (loss)	-	-
Unallocated corporateheadquarters expense (2)	204,431 ----------------	1,836 ----------------
Total consolidated amounts	$723,827 =========	$634,232 =========

The following information about the two segments is for the period ended June 25, 1999:

	Plastic Injection Molding --------------	Specialty Products --------------	Totals --------------

Revenues from external	$3,792,858	$2,740,041	$6,532,899
customers
Interest expense, net (1)	214,771	7,147	289,918
Depreciation and amortization	309,117	38,606	347,723
Segment profit (loss)	(85,716)	219,244	133,528
Segment assets	10,515,994	3,212,295	13,728,289
Expenditures for segment assets	261,762	20,638	282,400

Reconciliation to Consolidated Amounts:	Revenues ---------------	Profit (loss) ----------------	Assets ---------------

Totals for reportable segments	$6,532,899	$133,528	$13,728,289
Corporate headquarters	-	-	109,888
Elimination of intersegment	-	-	-
profit (loss)
Unallocated corporate	- ---------------	(541,784) ---------------	- ---------------
headquarters expense (2)
Total consolidated amounts	$6,532,899 ========	$(408,256) ========	$13,838,177 ========

Reconciliation to Consolidated Amounts:	Interest expense, net ---------------	Depreciation and amortization ---------------

Totals for reportable segments	$289,918	$347,723
Other	-	-
Elimination of inter-segment	-	-
profit (loss)
Unallocated corporate	212,516 ---------------	1,836 ---------------
headquarters expense (2)
Total consolidated amounts	$502,434 ========	$349,559 =========

(1) Interest expense, net for the Company's Specialty Products segment includes non-cash warrant amortization of $0 and $60,045 for the periods ended June 30, 2000 and June 25, 1999.

(2) Interest expense, net for the Company's corporate headquarters includes non-cash warrant and debt discount amortization of $71,688 and $59,856 for the periods ended June 30, 2000 and June 25, 1999.

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

Results of Operations

The following is a discussion of the results of operations for the quarter and six month periods ended June 30, 2000, compared to the quarter and six month periods ended June 25, 1999, and changes in financial condition for the first six months of 2000:

NET SALES. Net sales for the quarter and six month periods ended June 30, 2000, increased $2,836,516 or 84.7% and $5,134,439 or 78.6%, respectively, over sales recorded for the quarter and six month periods ended June 25, 1999. The increase primarily reflects the effect on 2nd quarter 2000 and year-to-date sales of the PMT acquisition in September, 1999. Sales of the RPI and HMC subsidiaries showed increases of 3.4% and 9.0%, respectively, in the 2nd quarter 2000 versus the 2nd quarter of 1999; however, sales of both subsidiaries were down by 2.8% over the six month period ended June 30, 2000 compared to the same period in 1999.The increase in RPI 2nd quarter sales resulted primarily from sales volume increases to existing customers. The increase in 2nd quarter HMC sales resulted from the successful introduction of a new product, Heatermeal Plus, to the subsidiary's line of shelf-stable meals. The decline in year-to-date subsidiary sales compared to the prior year was attributable to lower sales volume during the 1st quarter versus the comparable quarter in 1999. Sales of shelf-stable meals sold by HMC actually increased somewhat in the 1st quarter versus the comparable quarter in 1999; however, this increase was offset by a decrease in sales of the subsidiary's electrochemical heaters to military suppliers. This decrease resulted from delays in the final awarding of new contracts for MRE Assembly Award XX. In February 2000, HMC signed a three-year contract with one prime contractor to supply flameless ration heaters (FRHs) for MREs through 2002. In addition, a new prime contractor was added with a one-year contract. HMC anticipates making up for lost first quarter FRH sales during the balance of the new contract year that began in March 2000.

COST OF SALES. Cost of sales for the quarter and the six month periods ended June 30, 2000, increased $2,695,557 or 106.4% and $4,801,632 or 96.6%, respectively, over cost of sales recorded for the comparable 1999 periods. The increases primarily reflect the effect of the September, 1999, PMT acquisition, as well as cost of sales increases in the 2nd quarter of 2000 compared to the prior year at the RPI and HMC subsidiaries that resulted from increased sales volume.

GROSS PROFIT. Gross profit increased $140,959 or 17.2% and $332,807 or 21.3%, respectively, in the quarter and six month periods ended June 30, 2000, compared to similar periods in the prior year; however, the gross profit percentage decreased from 24.4% to 15.5% during the 2nd quarter 2000 compared to 2nd quarter 1999, and from 23.9% to 16.2% during the comparable year-to-date period. The increase in gross profit in both periods reflects the acquisition of the PMT subsidiary in September 1999, which increase was partially offset by a decrease in gross profit at HMC and RPI in both the quarter and the year-to-date 2000 periods compared to the prior year. The decline in the gross profit percentage overall and the decline in gross profit dollars at HMC and RPI compared to the year earlier period are reflective of the following: 1) low margin product pricing relating to a significant PMT customer who was a customer when PMT was acquired; 2) other transition costs associated with the PMT acquisition; 3) lower sales volume and product mix changes at RPI; and 4) lower HMC sales volume, increased labor expense relating to the production of a new product (HeaterMeals Plus) and the addition of a 2nd shift to handle increased FRH production, and an FRH price reduction.

OPERATING EXPENSES. Operating expenses increased $206,978 or 27.7% and $453,474 or 30.7%, respectively, in the quarter and six month periods ended June 30, 2000, compared to the similar quarter and six month periods in 1999. Operating expenses of the PMT subsidiary, which was acquired September 29, 1999, totaled $178,827 in the quarter and $342,248 year-to-date. The remaining increase related primarily to marketing and legal expenses incurred by HMC and the corporate office.

INTEREST EXPENSE, NET. Interest expense, net increased $143,846 or 59.4% and $221,393 or 44.1%, respectively, in the quarter and six month periods ended June 30, 2000 versus the comparable quarter and year-to-date periods ended June 25,1999. Interest expense incurred by the PMT subsidiary, which was acquired September 29, 1999, was $189,058 and $353,600, respectively, in the quarter and year-to-date periods ended June 30,2000. These increases were partially offset by a $45,212 and $132,207 cumulative decrease in interest expense at RPI, HMC and the corporate office during the quarter and year-to-date periods ended June 30,2000, respectively, compared to similar periods in 1999. These decreases are reflective of lower debt balances during the quarter and year-to-date periods ended June 30, 2000, compared to the quarter and year-to-date periods ended June 25, 1999.

EXTRAORDINARY ITEM - GAIN ON RESTRUCTURING OF DEBT The "extraordinary item - gain on restructuring of debt" in the consolidated financial statements represent (1) the reversal of interest expense and the associated accrued liability recorded in 1999 on debt owed by the Company to certain related parties that was restructured in January 2000, and (2) the gain associated with the recording of imputed interest on the restructured related party note.

INCOME TAXES. No income tax benefits attributable to the losses from continuing operations were recorded in the quarter or year-to-date periods ended June 30, 2000 and June 25, 1999, as a result of the uncertainty associated with the realization of these tax deferred assets.

Liquidity and Capital Resources

The Company's primary source of liquidity has been cash generated from operating activities, borrowings from related parties and financial institutions, and proceeds from the issuance of the Company's Common Stock through its private placement program.

During the six months ended June 30, 2000, net cash provided by operations of $643,782, net cash provided by investing activities of $193,159, and cash at the beginning of the quarter totaling $544,980 were used to fund financing activities of $1,193,219. Net cash provided by operating activities resulted primarily from the collection of accounts receivable, an increase in accounts payable, and from non-cash depreciation and amortization expenses. These sources of funds were partially offset by increases in inventories, reductions in accrued expenses and other current liabilities and a net loss for the period. Net cash provided by investing activities resulted from cash received from the prior owner of PMT as an adjustment to the acquisition purchase price, which was partially offset by purchases of property and equipment. Net cash provided by these operating and investing activities was used to reduce outstanding debt of the Company. As of July 31, 2000, the Company was in violation of a financial covenant related to a certain note payable balance. This covenant violation has since been waived by the financial institution.

It is anticipated that the Company's HMC and RPI subsidiaries will generate sufficient cash to fund their own operations and at least partially fund the Company's corporate operations and financial obligations as they become due in the immediate future. However, the PMT subsidiary may require funding, and corporate operations will require funding from external sources in the 3rd quarter of 2000 and beyond. Although management believes that sufficient external financing sources are available to fund these needs, there can be no assurance that this will be the case. In the event that external financing would not be available, the Company would seek related-party financing; however, there can be no assurance that this type of financing would be available or that it would be available with terms favorable to the Company. In the event that these financial resources would not be available, the Company would be required to scale back or eliminate certain corporate functions and/or sell some of its products or producing assets.

Part II - Other Information

Item 1. - Legal Proceedings

The Company is a defendant in a case entitled Rocco and Carol D'Antonio v. United Shields Corporation et al, filed September 30, 1999 in the United States District Court, Southern District of Ohio. There has been no significant change in the status of this lawsuit since its disclosure in the Company's December 31, 1999 Form 10-KSB.

Item 6. - Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit Number 27	Description of Exhibit Financial Data Schedule

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

UNITED SHIELDS CORPORATION

Date: 8/11/00	/s/William A. Frey III William A. Frey III Chairman and Chief Executive Officer

Date: 8/11/00	/s/Donald T. Zimmerman, Jr. Donald T. Zimmerman, Jr. President and Chief Operating Officer

Date: 8/11/00	/s/John F. Quigley John F. Quigley Senior Vice President and Chief Financial Officer