Form 10QSB
period 2000-09-29
UNITED SHIELDS CORP/OH/
filed 2000-11-13
CIK 808432

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-QSB

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 29, 2000.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT.

For the transition period from ___NA_______ to ___NA_______

Commission file number 33-11062-D

UNITED SHIELDS CORPORATION

(Exact name of small business issuer as specified in its charter)

Colorado	84-1049047
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 19,454,875 shares as of November 7, 2000.

Transitional Small Business Disclosure Format (check one):

Yes	No	X

UNITED SHIELDS CORPORATION

AND SUBSIDIARIES

INDEX

Part I.	Financial Information
	Item 1.	Consolidated Financial Statements
Consolidated Balance Sheets as of September 29, 2000 and December 31, 1999
Consolidated Statements of Operations for the three month and nine month periods ended September 29, 2000 and September 24, 1999

Consolidated Statements of Cash Flows for the nine month periods ended September 29, 2000 and September 24, 1999

Notes to Consolidated Financial Statements
	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II. Other Information
Item 1. Legal Proceedings
Item 3. Default Upon Senior Securities
Item 6. Exhibits and Reports on Form 8-K
Signatures

United Shields Corporation

and Subsidiaries

Consolidated Balance Sheets

	(Unaudited)
	September 29,	December 31,
	2000 ----------------	1999 ----------------
Assets

Current Assets:

Cash	$507,441	$544,980

Accounts receivable, net	3,401,859	3,970,675

Other receivables	39,505	20,387

Inventories	2,667,094	2,215,560

Prepaid expenses	43,503 --------------	43,517 --------------
Total current assets	6,659,402 --------------	6,795,119 --------------
Property, plant and equipment, at cost:

Land	776,638	776,638

Machinery and equipment	6,989,731	6,900,321

Office furniture and fixtures	170,655	150,552

Vehicles	61,084	68,058

Building and leasehold improvements	4,036,514 --------------	4,036,513 --------------
	12,034,622	11,932,082

Less accumulated depreciation	(2,350,606) --------------	(1,405,420) --------------
Net property, plant and equipment	9,684,016 --------------	10,526,662 --------------
Other assets:

Deposits	23,719	24,882

Restricted cash and short-term investments	944,395	944,395

Goodwill, net	5,337,310	5,887,773

Other	43,914 --------------	18,523 --------------
Total other assets	6,349,338 --------------	6,875,573 --------------
	$22,692,756 ==========	$24,197,354 ==========

The accompanying Notes to Consolidated Financial Statements are an integral part of the statements.

United Shields Corporation

and Subsidiaries

Consolidated Balance Sheets

(continued)

	(Unaudited)
	September 29,	December 31,
	2000 ----------------	1999 --------------
Liabilities and Stockholder's Equity

Current liabilities:

Revolving lines of credit - current	$2,102,185	$2,397,432

Notes payable - related parties - current	647,172	791,860

Notes payable - current	3,458,288	642,600

Capital lease obligation - current	63,968	57,396

Accounts payable	2,908,809	2,402,657

Accrued expenses and other current liabilities	855,289 --------------	893,329 --------------
Total current liabilities	10,035,711	7,185,274

Revolving lines of credit	3,486,455	3,859,455

Notes payable - related parties	1,376,140	1,286,354

Notes payable	2,660,970	5,601,177

Capital lease obligation	145,061	180,369

Deferred compensation	625,357 --------------	625,357 --------------
Total liabilities	18,329,694 --------------	18,737,986 --------------
Stockholders' equity:

Common stock - authorized 500,000,000 shares without
par value; stated value $0.01; issued and outstanding
19,454,875 shares at September 29, 2000 and December
31, 1999, respectively	194,549	194,549

Additional paid in capital	10,725,838	10,634,172

Accumulated deficit	(6,557,325) --------------	(5,369,353) --------------
Total stockholders' equity	4,363,062 --------------	5,459,368 --------------
	$22,692,756 =========	$24,197,354 =========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements

United Shields Corporation

and Subsidiaries

Consolidated Statements of Operations

	Three Months Ended		Nine Months Ended
	September 29,	September 24,	September 29,	September 24,
	2000 -----------------	1999 -----------------	2000 -----------------	1999 -----------------
Net sales	$6,169,538	$3,104,537	$17,836,876	$9,637,436
Cost of sales	5,395,824 ---------------	2,434,679 ---------------	15,167,552 ---------------	7,404,775 ---------------
Gross profit	773,714 ---------------	669,858 ---------------	2,669,324 ---------------	2,232,661 ---------------
Operating expenses:
Selling, general and administrative	772,008	575,612	2,488,524	1,875,475
Goodwill amortization	106,265 ---------------	89,391 ---------------	321,867 ---------------	268,172 ---------------
Total operating expenses	878,273 ---------------	665,003 ---------------	2,810,391 ---------------	2,143,647 ---------------

Income (loss) from operations	(104,559) ---------------	4,855 ---------------	(141,067) ---------------	89,014 ---------------

Other income (expense):
Interest expense, net	(393,966)	(212,525)	(1,117,793)	(714,959)
Gain on sale of property
and equipment	-	-	4,283	22,487
Other	(45,712) ---------------	26,579 ---------------	(27,166) ---------------	14,111 ---------------
Total other expense	(439,678) ---------------	(185,946) ---------------	(1,140,676) ---------------	(678,361) ---------------
Loss before extraordinary item	(544,237)	(181,091)	(1,281,743)	(589,347)

Extraordinary item - gain on restructuring of debt	-	-	93,771	-

Net loss	$(544,237) ==========	$(181,091) ==========	$(1,187,972) =========	$(589,347) =========
Weighted average number of shares outstanding -
basic and diluted	19,454,875 ==========	17,356,523 ==========	19,454,875 =========	16,855,424 =========
Loss before extraordinary item per common share -
basic and diluted	$(0.03)	$(0.01)	$(0.07)	$(0.03)

Extraordinary item per common share - basic and
diluted	- ---------------	- ---------------	0.01 ---------------	- ---------------
Net loss per common share - basic and diluted	$(0.03) ==========	$(0.01) ==========	$(0.06) ==========	$(0.03) ==========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

United Shields Corporation

and Subsidiaries

Consolidated Statements of Cash Flows

	Nine Months Ended -----------------------------------------
	September 29, 2000 ----------------	September 24, 1999 ----------------
Net cash flows provided by (used in) operating activities:
Net loss	$(1,187,972)	$(589,347)
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities:
Depreciation and amortization - property and equipment	952,647	524,979
Amortization of goodwill, warrants and debt discount	429,401	357,959
Gain on sale of property and equipment	(4,283)	(22,487)
Stock options issued for compensation	91,666	-
Extraordinary item	(93,771)	-
Changes in working capital accounts:
Accounts and other receivables	549,698	(36,022)
Inventories	(451,534)	119,156
Prepaid expenses	14	2,003
Deposits and other	(25,132)	(524)
Accounts payable	506,152	(288,519)
Accrued expenses and other current liabilities	8,499 --------------	(163,609) --------------
Net cash provided by (used in) operating activities	775,385 --------------	(96,411) --------------
Cash flows provided by (used in) investing activities:
Purchases of property and equipment	(100,354)	(319,014)
Proceeds from sale of property and equipment	10,413	36,280
Investment in potential acquisitions	-	(22,613)
Cash received from life insurance policies	-	961,845
Increase in restricted short-term investments	-	(694,395)
Adjustment of subsidiary acquisition purchase price	229,500 --------------	- --------------
Net cash provided by (used in) investing activities	139,559 --------------	(37,897) --------------
Cash flows provided by (used in) financing activities:
Borrowings under revolving line of credit	49,552	200,195
Payments on revolving line of credit	(717,799)	-
Borrowings under notes payable - related parties	200,000	391,025
Payments on notes payable - related parties	(315,198)	-
Borrowings on notes payable	350,528	-
Payments on notes payable	(475,053)	(141,607)
Payments on capital lease obligations	(44,513)	(140,895)
Proceeds from issuance of common stock, net of expenses	- --------------	1,282,500 --------------
Net cash provided by (used in) financing activities	(952,483) --------------	1,591,218 --------------
Net increase (decrease) in cash	(37,539)	1,456,910
Cash at beginning of period	544,980 --------------	191,609 --------------
Cash at end of period	$507,441 ==========	$1,648,519 =========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

United Shields Corporation

Notes To Consolidated Financial Statements

September 29, 2000

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

2. Summary of Significant Accounting Policies

a. Interim Financial Statements

The September 29, 2000 and September 24, 1999 financial data are unaudited, however, in the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the consolidated financial statements for the respective periods. Interim results are not necessarily indicative of results for a full year. The consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the fiscal year ended December 31,1999.

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

Potential common shares relating to options and warrants to purchase common stock were not included in the weighted average number of shares for the three and nine month periods ended September 29, 2000 and September 24, 1999 because their effect, if any, would have been anti-dilutive.

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

On July 24, 2000, First Union National Bank extended the term of the RPI subsidiary's Revolving Credit and Security Agreement and Revolving Promissory Note by one year to April 30, 2002.

On August 8, 2000 and September 3, 2000, the Company renewed two $200,000 lines of credit for twelve and six months, respectively, at the banks' base rate. These lines are secured by the personal guaranty of William A. Frey III, Chairman of United Shields Corporation.

5. Default Upon Senior Securities

The Company has several loan agreements that contain financial covenants relating to debt service coverage. At September 29, 2000, the Company's debt service coverage ratio was below the specified minimum and, therefore, the loan agreements are technically in default. Since the lenders have not provided the Company a waiver on the default, the entire balance due on the notes payable totaling $3,340,306 has been treated as a current liability in the accompanying financial statements. The Company is current on all note payments due to the lenders and, therefore, does not anticipate that the lenders will take any immediate action with regard to the default.

6. Stock Option Grant

On February 9, 2000, the Board of Directors approved the grant of a new non-qualified stock option under the amended 1998 Long-Term Incentive Plan to Donald T. Zimmerman, President of HMC. Under the terms of the grant, Mr. Zimmerman has the option to buy 560,000 shares of the Company's common stock at $0.30 per share. The effective date of the grant is February 9, 2000 and the term is five years.

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

8. Business Segments

The Company has the following two reportable segments: Plastic Injection Molding and Specialty Products. The Plastic Injection Molding segment consists of the Company's RPI and PMT subsidiaries and is engaged in the production of molded plastic components and finished products for original equipment manufacturers who operate in the personal care, construction, electronics, healthcare, home products and juvenile products industries. The Specialty Products segment consists of the Company's HMC subsidiary and manufacturers and markets patented, portable electrochemical heaters and a line of shelf-stable meals that incorporate such heaters.

The accounting policies used to develop segment information correspond to those described herein. Segment profit or loss is based on profit or loss from operations before income taxes and the extraordinary gain on restructuring of debt. The 2000 extraordinary gain is recorded on the corporate books. There are no sales or transfers of inventories or human capital between segments. The reportable segments are distinct business units operating in different industries. They are separately managed, with separate marketing, manufacturing and distribution systems. The following information about the two segments is for the nine months ended September 29, 2000:

	Plastic Injection Molding ----------------	Specialty Products -----------------	Totals ----------------
Revenues from external customers	$13,367,832	$4,469,044	$17,836,876
Interest expense, net (1)	767,651	29,268	796,919
Depreciation and amortization - PP&E	886,770	63,123	949,893
Segment profit (loss)	(620,294)	247,702	(372,592)
Segment assets	18,931,978	3,402,612	22,334,590
Expenditures for segment assets	69,352	31,002	100,354
Reconciliation to Consolidated Amounts:	Revenues ----------------	Profit (loss) -----------------	Assets ----------------
Totals for reportable segments	$17,836,876	$(372,592)	$22,334,590
Corporate headquarters	-	-	358,166
Unallocated corporate headquarters expense (2)	- ----------------	(909,151) ----------------	- ----------------
Total consolidated amounts	$17,836,876 =========	$(1,281,743) =========	$22,692,756 =========

Reconciliation to Consolidated Amounts:	Interest expense, net -----------------	Depreciation and amort - PP&E -------------------
Totals for reportable segments	$796,919	$949,893
Other	-	-
Unallocated corporate headquarters expense (2)	320,874 ---------------	2,754 --------------
Total consolidated amounts	$1,117,793 ========	$952,647 ========

The following information about the two segments is for the nine months ended September 24, 1999:

	Plastic Injection Molding ---------------	Specialty Products ---------------	Totals ---------------

Revenues from external customers	$5,571,670	$4,065,766	$9,637,436
Interest expense, net (1)	299,623	85,054	384,677
Depreciation and amortization - PP&E	463,624	58,601	522,225
Segment profit (loss)	(186,032)	389,250	203,218
Segment assets	10,075,924	2,920,820	12,996,744
Expenditures for segment assets	291,636	27,378	319,014

Reconciliation to Consolidated Amounts:	Revenues --------------	Profit (loss) ---------------	Assets ---------------

Totals for reportable segments	$9,637,436	$203,218	$12,996,744
Corporate headquarters	-	-	1,402,234
Unallocated corporate headquarters expense (2)	- --------------	(792,565) --------------	- -------------
Total consolidated amounts	$9,637,436 ========	$(589,347) ========	$14,398,978 ========

Reconciliation to Consolidated Amounts:	Interest expense, net ---------------	Depreciation and amort - PP&E -------------------
Totals for reportable segments	$384,677	$522,225
Other	-	-
Unallocated corporate headquarters expense (2)	330,282 -------------	2,754 -------------
Total consolidated amounts	$714,959 =======	$524,979 =======

(1) Interest expense, net for the Company's Specialty Products segment includes non-cash warrant amortization of $0 and $62,550 for the nine month periods ended September 29, 2000 and September 24, 1999.

(2) Interest expense, net for the Company's corporate headquarters includes non-cash warrant and debt discount amortization of $107,532 and $89,784 for the nine month periods ended September 29, 2000 and September 24, 1999.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Safe Harbor Clause

This report contains certain "forward-looking statements". The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing itself of the protection of such safe harbor with respect to all such forward-looking statements. These forward-looking statements, which are included in Management's Discussion and Analysis, describe future plans or strategies and include the Company's expectations of future financial results. The words "expect," "estimate," "anticipate," "predict," and similar expressions are intended to identify forward-looking statements. Important factors that could cause the actual results, performance or achievement of the Company to differ materially from the Company's expectations include the following: 1) one or more of the assumptions or other factors discussed in connection with particular forward-looking statements prove not to be accurate; 2) the Company is unsuccessful in increasing sales through its anticipated marketing efforts; 3) mistakes in cost estimates and cost over-runs; 4) the Company's inability to obtain financing for one or more acquisitions and/or for general operations; 5) non-acceptance of one or more products of the Company in the marketplace due to costs or other reasons; 6) the Company's inability to supply any product to meet market demand; 7) generally unfavorable economic conditions which would adversely effect purchasing decisions by retailers or consumers; 8) development of a similar product that competes with HeaterMeals(R) which is not an infringement of any of the patents pertaining to those products; 9) inability of the owner of any of the patents to protect against infringement; 10) the inability to successfully integrate one or more acquisitions with the Company's operations (including the inability to successfully integrate several acquisitions at the same time, integrate businesses which may be diverse as to type of business, geographic area, or customer base and the diversion of management's attention among several acquired businesses) without substantial costs, delays or other problems; 11) if the Company experiences labor and/or employment problems such as work stoppages, inability to hire and/or retain competent personnel; 12) a shortage in the supply of significant raw materials, such as plastic resin and magnesium, which would significantly increase the cost of goods sold; and 13) if the Company experiences unanticipated problems (including but not limited to accidents, fires, acts of God, etc.), or is adversely affected by problems of its suppliers, shippers, customers or others. All written or oral forward-looking statements attributable to the Company are made as of the date hereof, and the Company assumes no obligation to update the forward-looking statements, or to update the reasons why actual results could differ materially from those projected in the forward-looking statements.

Results of Operations

The following is a discussion of the results of operations for the quarter and nine month periods ended September 29, 2000, compared to the quarter and nine month periods ended September 24, 1999, and changes in financial condition for the first nine months of 2000:

NET SALES. Net sales for the quarter and nine month periods ended September 29, 2000, increased $3,065,001or 98.7% and $8,199,440 or 85.1%, respectively, over sales recorded for the quarter and nine month periods ended September 24, 1999. The increases reflect the significant effect of the PMT acquisition that occurred on September 29, 1999. In addition, sales of the HMC subsidiary showed a substantial 36.2% increase in the 3rd quarter 2000 and a 9.9% increase over the nine month period ended September 29, 2000 compared to the same periods in 1999. Sales of the RPI subsidiary, however, were down a slight .5% in the 3rd quarter 2000 compared to the same period in 1999, and 2.1% for the nine-month period ended September 29, 2000 compared to the same year earlier period. The increase in 3rd quarter HMC sales partially resulted from the impact of new products introduced to the subsidiary's line of shelf-stable meals in early 2000.Combined unit sales of the HeaterMeals products remained generally unchanged in 2000 compared to the same period in 1999. However, the average selling price of the new products is significantly higher than that of the original product. Sales of HMC's flameless ration heaters (FRH) to military suppliers also registered significant increases in the 3rd quarter 2000 compared to the same period in 1999. However, year-to-date 2000 FRH sales are comparable to 1999 year-to-date sales.

COST OF SALES. Cost of sales for the quarter and the nine month periods ended September 29, 2000, increased $2,961,145 or 121.6% and $7,762,777 or 104.8%, respectively, over cost of sales recorded for the comparable 1999 periods. The increases primarily reflect the effect of the September 29, 1999, PMT acquisition, as well as cost of sales increases in the quarter and year-to-date periods at the HMC subsidiary relating to sales of the new HeaterMeals products.

GROSS PROFIT. Gross profit increased $103,856 or 15.5% and $436,663 or 19.6%, respectively, in the quarter and nine month periods ended September 29, 2000, compared to similar periods in the prior year; however, the gross profit percentage decreased from 21.6% to 12.5% in the 3rd quarter 2000 compared to 3rd quarter 1999, and from 23.2% to 15.0% in the comparable year-to-date period. The increase in gross profit dollars in both periods primarily reflects the acquisition of the PMT subsidiary on September 29, 1999. The RPI and HMC subsidiaries also registered small gross profit increases in the 3rd quarter 2000 compared to the 3rd quarter 1999; however, both subsidiaries registered a decrease in gross profit during the year-to-date 2000 period compared to the prior year. The decline in the consolidated quarter and year-to-date gross profit percentage and the decline in year-to-date gross profit dollars at HMC and RPI compared to the year earlier period are reflective of the following: 1) low margin product pricing relating to a significant PMT customer who was a customer when PMT was acquired; 2) lower sales volume and product mix changes at RPI; 3) higher introductory labor and packaging costs relating to new HMC HeaterMeals products, and 4) higher labor costs resulting from the addition of a 2nd shift to handle increased FRH production at HMC, and an FRH price reduction.

OPERATING EXPENSES. Operating expenses increased $213,270 or 32.1% and $666,744 or 31.1%, respectively, in the quarter and nine month periods ended September 29, 2000, compared to the similar quarter and nine month periods in 1999. Operating expenses of the PMT subsidiary, which was acquired September 29, 1999, totaled $164,998 in the quarter and $507,246 year-to-date. The remaining quarter and year-to-date increases related primarily to HMC marketing and corporate office legal expenses.

INTEREST EXPENSE, NET. Interest expense, net increased $181,441 or 85.4% and $402,834 or 56.3%, respectively, in the quarter and nine month periods ended September 29, 2000 versus the comparable quarter and year-to-date periods ended September 24,1999. Interest expense incurred by the PMT subsidiary, which was acquired September 29, 1999, was $190,799 and $544,399, respectively, in the quarter and year-to-date periods ended September 29,2000. The year-to-date 2000 increase resulting from the PMT acquisition was partially offset by a $141,564 cumulative decrease in interest expense at RPI, HMC and the corporate office compared to the 1999 year-to-date period. These decreases are reflective of the lower outstanding debt balances recorded by RPI and the corporate office during the quarter and year-to-date 2000 periods compared to the same periods in 1999, which were partially offset by a somewhat higher outstanding debt balance recorded by HMC during the quarter and year-to-date periods.

EXTRAORDINARY ITEM - GAIN ON RESTRUCTURING OF DEBT. The "extraordinary item - gain on restructuring of debt" in the consolidated financial statements represent (1) the reversal of interest expense and the associated accrued liability recorded in 1999 on debt owed by the Company to certain related parties that was restructured in January 2000, and (2) the gain associated with the recording of imputed interest on the restructured related party note.

INCOME TAXES. No income tax benefits attributable to the losses from continuing operations were recorded in the quarter or year-to-date periods ended September 29, 2000 and September 24, 1999, as a result of the uncertainty associated with the realization of these tax deferred assets.

Liquidity and Capital Resources

The Company's primary source of liquidity has been cash generated from operating activities, borrowings from related parties and financial institutions, and proceeds from the issuance of the Company's Common Stock through its private placement program.

During the nine months ended September 29, 2000, net cash provided by operations of $775,385, net cash provided by investing activities of $139,559, and cash at the beginning of the year totaling $544,980 were used to fund financing activities of $952,483. Net cash provided by operating activities resulted primarily from the collection of accounts receivable, an increase in accounts payable, and non-cash depreciation and amortization expenses. These sources of funds were partially offset by an increase in inventories and a net loss for the period that resulted in a use of funds. Net cash provided by investing activities resulted from cash received from the prior owner of PMT as an adjustment to the acquisition purchase price, which was partially offset by purchases of equipment during the period. Net cash provided by these operating and investing activities was used to reduce outstanding debt of the Company. At September 29, 2000, the Company was in violation of a financial covenant relating to several Notes Payable balances. These violations have not been waived by the lenders as of the date of this report.

It is anticipated that the Company's HMC and RPI subsidiaries will generate sufficient cash to fund their own operations and at least partially fund the Company's corporate operations and financial obligations as they become due in the immediate future. However, the PMT subsidiary and corporate operations will most likely require funding in the 4th quarter of 2000 and beyond. There is no assurance that sufficient funding, either external or internal, will be available to fund these needs or that it would be available with terms favorable to the Company. In the event that these financial resources would not be available, the Company would take whatever steps were deemed necessary to protect the business and its shareholders, including scaling back or eliminating certain corporate and /or subsidiary functions, selling producing assets, etc.

Given the results of operations through September 29, 2000, the Company has engaged a consulting firm that specializes in turnaround activities to provide interim executive management services for the Plastic Injection Molding segment of the Company. In addition, corporate operations have been reduced by closing the Mid-West Regional Office, eliminating one full-time corporate position and assigning two key corporate personnel to the HMC subsidiary. This reassignment will enable the Company to give greater emphasis to sales, marketing and new product development at that subsidiary.

Part II - Other Information

Item 1. - Legal Proceedings

The Company is a defendant in a case entitled Rocco and Carol D'Antonio v. United Shields Corporation et al, filed September 30, 1999 in the United States District Court, Southern District of Ohio. There has been no significant change in the status of this lawsuit since its disclosure in the Company's December 31, 1999 Form 10-KSB.

Item 3. - Default Upon Senior Securities

The Company has several loan agreements that contain financial covenants relating to debt service coverage. At September 29, 2000, the Company's debt service coverage ratio was below the specified minimum and, therefore, the loan agreements are technically in default. Since the lenders have not provided the Company a waiver on the default, the entire balance due on the notes payable totaling $3,340,306 has been treated as a current liability in the accompanying financial statements. The Company is current on all note payments due to the lenders and, therefore, does not anticipate that the lenders will take any immediate action with regard to the default.

Item 6. - Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit Number 27	Description of Exhibit Financial Data Schedule

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

UNITED SHIELDS CORPORATION

Date: ______________	/s/ William A. Frey III
William A. Frey III
Chairman and Chief Executive Officer

Date: ______________	/s/ John F. Quigley
John F. Quigley
Senior Vice President and Chief Financial Officer