Form 10-K405
period 2000-12-29
UNITED SHIELDS CORP/OH/
filed 2001-04-13
CIK 808432

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

        EXCHANGE ACT OF 1934

For the fiscal year ended

DECEMBER 29, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE        ACT OF 1934

For the transition period from N/A to N/A

Commission file number 1 -15879

UNITED SHIELDS CORPORATION

(Exact name of registrant as specified in its charter)

COLORADO (State or other jurisdiction of incorporation or organization)	84-1049047 (I.R.S. employer identification number)

2640 PEERLESS ROAD, CLEVELAND, TENNESSEE 37312

(Address of principal executive offices, including zip code)

Registrant's telephone number: (423) 479-1655

Securities registered pursuant to Section 12(b) of the Exchange Act: NONE

Securities registered pursuant to Section 12(g) of the Exchange Act: COMMON STOCK

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and disclosure will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of registrant's Common Stock held by non-affiliates as of February 5, 2001, based upon the closing price of a share of the Common Stock on the OTC Bulletin Board as of that date, was $621,000. The total number of shares of registrant's Common Stock outstanding as of February 5, 2001 was 19,454,875.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the part of the Form 10-KSB into which the document is incorporated: Certain Exhibits shown on Exhibit Index

Transitional Small Business Disclosure Format (Check one): Yes __ No X

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

Background and History of the Company.

United Shields Corporation ("USC" or the "Company") is a Cleveland, TN based holding company that currently owns three operating subsidiaries: The HeaterMeals Company ("HMC"), which manufactures and markets patented, portable electrochemical heaters and a line of shelf-stable meals that incorporate such heaters, and R. P. Industries, Inc. ("RPI") and Pittsfield Mold and Tool, Inc. ("PMT"), which are engaged in the production of molded plastic components and finished products of original equipment manufacturers.

The Company was incorporated under the laws of the State of Colorado on October 22, 1986 under the name O.T.C. Capital Corporation and in June 1987 completed its initial public offering of Common Stock. On March l5, 1995, the name of the Company was changed to Capital 2000, Inc. Effective February 12, 1997, the Company acquired the outstanding shares of United Shields Corporation, a Nevada corporation, and the name of the Company was changed to United Shields Corporation. The Nevada corporation acquired by the Company became a wholly owned subsidiary of the Company and its name was changed to UNSC, Inc.

The principal executive offices of the Company are located at 2640 Peerless Road, Cleveland, TN 37312; its telephone number is (423) 479-1655; and its facsimile number is (423) 339-9711.

GROWTH STRATEGY

Plastic Injection Molding Segment

Recent results and current economic conditions have reduced the Company's desire to grow in the Plastic Injection Molding segment. While operational adjustments are being made, the Company continues to experience a downward trend in performance from this segment. Serious consideration is being given to a divestiture of the Plastic Injection Molding plants and facilities.

Any acquisition in the near-term would require USC to raise additional capital to finance the acquisition. If this additional capital were raised through debt financing arrangements, USC would incur additional interest expense; sales of additional equity to raise acquisition capital would dilute, on a pro-rata basis, the percentage ownership of all USC stockholders. In any case, no assurance can be given that sufficient financing will be available to USC to implement its acquisition strategy on terms and conditions that are acceptable to the Company.

Acquisitions involve a number of risks, some of which could have a material adverse effect on the Company's operations and financial results. These risks include, without limitation, the ability to successfully integrate several acquisitions at the same time (if the Company is able to acquire several companies within a short period of time) and the possible negative effect on existing operations of diverting management's attention to the acquired businesses or to the task of seeking additional acquisition opportunities. There can be no assurance that the Company will be successful in consummating the acquisition of candidates or in integrating acquired businesses.

Specialty Products Segment

The Company intends to expand its operations in its Specialty Products segment by increasing its market share of the flameless ration heater (FRH) used by the U.S. military for their "Meals-Ready-to-Eat" (MRE) operational ration programs, broadening the geographic distribution of the shelf-stable line of food products, creating new meals for target audiences where the convenience of the self-heating feature is important, developing direct marketing opportunities, and exploiting the self-heating technology internationally and in other commercial categories.

The Company has also expanded its marketing and distribution associated with its shelf-stable meals via trade shows, direct marketing and the Internet. The Company has generated additional interest in these meals from certain specialty groups and individuals, like those concerned with emergency preparedness and disaster relief, where the shelf-stable meals can be reserved for use over periods of up to two years without any spoilage or adverse quality consequences.

PRODUCTS AND PRODUCTION

Plastic Injection Molding Segment

The Company's Plastic Injection Molding segment, which is currently comprised of RPI and PMT, is engaged in the production of molded plastic components and finished products. Net sales of this segment were 75%, 64% and 69% of total Company sales in 2000, 1999 and 1998, respectively. See the Business Segments footnote in the Notes to Consolidated Financial Statements for more detailed Plastic Injection Molding segment information.

RPI operates two manufacturing facilities. Richmond Plastics, which is located near Richmond, Virginia, manufactures component parts and finished products primarily for original equipment manufacturers principally located in the southeast and mid-Atlantic regions, operating 16 molding machines ranging from 75 tons to 700 tons of clamp pressure. Granville Plastics, which is located in the Raleigh-Durham, North Carolina area, operates 19 machines ranging from 22 tons to 300 tons of clamp pressure, and also serves original equipment manufacturers principally located in the southeast and mid-Atlantic regions. Secondary operations performed at these plants include hot stamping, sonic welding, pad printing, chemical bonding, heat transfer decal application, spray painting, drilling and assembly. Injection molds and tools are generally provided by outside vendors. RPI operates on a just-in-time basis with many of its customers, and inventories, which are comprised primarily of various plastic resins and finished goods, are managed to minimal levels. Both Richmond Plastics and Granville Plastics are ISO 9002 certified.

PMT, which operates one manufacturing facility located in Pittsfield, MA, manufacturers and assembles finished products primarily for original equipment manufacturers and end users who resell directly to consumers, principally located in the northeastern part of the country. PMT operates 24 injection molding machines in a 60,000 square foot plant. The molding machines range from 25 to 1000 tons of clamp pressure. PMT also operates an on-site tool shop to meet customers tooling needs and provides additional secondary finishing services like hot stamping, decal application, chemical bonding, drilling and assembly.

Specialty Products Segment

HMC manufactures and markets patented, portable electrochemical heaters and a line of shelf-stable meals that incorporate such heaters. The electrochemical heater is comprised of metallic alloy powder embedded with plastic that generates heat when activated by water, but is flameless, non-toxic and flexible in design. Since 1990, the Company has sold over 100 million flameless ration heaters ("FRH") to government contractors, which incorporate the FRH into "Meals-Ready-to-Eat" ("MRE's"), for the United States military's operational ration programs. Since 1996, the Company has sold almost 3 million shelf-stable meals under the trademark "HeaterMeals"(R). The HeaterMeals(R) products are an assortment of breakfast and dinner entrees packaged with the patented electrochemical heater, food accessories, utensil pack and water activation pouch, which allows the consumer to have a hot meal anyplace and anytime. Net sales of this segment were 25%, 36% and 31% of the Company's total sales in 2000, 1999 and 1998, respectively. See the Business Segments footnote in the Notes to Consolidated Financial Statements for more detailed Specialty Products segment information.

RESEARCH AND DEVELOPMENT

The Company continually invests in the development of new products and manufacturing processes in each of its operating subsidiaries. All research and development costs, including salaries and wages of employees involved in research and development, are expensed as incurred. The Company estimates that it annually spends less than 1% of net sales on research and development.

MARKETING AND DISTRIBUTION

Plastic Injection Molding Segment

The Company's Plastic Injection Molding segment, which is currently comprised of RPI and PMT, manufactures (i) plastic components that are generally sold to other manufacturers (original equipment manufacturers and other end-users) who incorporate these components in their products, and (ii) finished products that are assembled and sold to end-users for resale direct to consumers. Most sales are made directly by RPI's and PMT's employees and are distributed principally by truck through the use of independent freight companies.

No RPI customer generated sales in 2000 exceeding approximately 3% of total Company sales. However, the combined sales of four RPI customers accounted for approximately 51% of RPI's total sales volume for the year. RPI has provided services and products to hundreds of accounts, including many Fortune 1000 companies and large, privately held customers.

Sales to a PMT customer in the juvenile products industry approximated 36% of the Company's total net sales in 2000 and 78% of PMT's net sales. Another company with its own manufacturing and distribution facilities has recently acquired this PMT customer. PMT anticipates the loss of this customer in 2001 as a result of this change in ownership. PMT has also provided services and products to hundreds of accounts, including many Fortune 1000 companies and large, privately held customers.

Specialty Products Segment

The Company's Specialty Products Segment, which is comprised of HMC, distributes its electrochemical heater primarily to government contractors that incorporate the flameless ration heaters into "Meals-Ready-to-Eat" ("MREs"), for the United States military. Since 1990, the Company has sold over 100 million flameless ration heaters ("FRHs") to these government contractors.

HMC markets and distributes its shelf-stable HeaterMeals primarily through wholesalers to approximately 1200 truckstops throughout the United States, numerous National Guard units throughout the country, various specialty retail outlets, and direct to consumers via its toll-free number and the Internet. Since 1996, the Company has sold almost 3 million shelf-stable meals under the trademarks "HeaterMeals(R)"and "HeaterMeals Plus(R)".

The Company intends to expand its marketing and sales of the HeaterMeals brand by broadening the geographic distribution of the products, creating new meals for new target audiences where the convenience of the self-heating feature is important, developing additional direct marketing opportunities, and exploiting the self-heating technology in other commercial categories.

The Company has also expanded its marketing and distribution associated with its shelf-stable meals via direct marketing and the Internet. The Company has generated additional interest in these meals from certain specialty groups and individuals, like those concerned with emergency preparedness and disaster relief, where the shelf-stable meals can be reserved for use over periods of up to two years without any spoilage or adverse quality consequences.

Sales to the governmental contractors approximated 16%, 23% and 23% of the Company's total net sales in 2000, 1999 and 1998, respectively.

RAW MATERIALS

Plastic Injection Molding Segment

RPI's and PMT's principal raw material is pelletized plastic resin that is delivered in bulk quantities by truck or in large boxes ("Gaylords"), typically weighing 1,000 pounds. Both subsidiaries obtain this material from several well-established suppliers. The resins used by both subsidiaries are crude oil or natural gas derivatives and may be affected to some extent by the supply, demand and price trends in the petroleum industry. Neither subsidiary incurred any material shortages or unavailability during 2000. Neither subsidiary has long-term fixed price supply contracts with any of its vendors.

Specialty Products Segment

HMC's principal raw material is magnesium powder that is delivered in bulk quantities by truck. The magnesium powder used by HMC is derived from magnesium ingots and may be affected to some extent by the supply, demand and price trends in the minerals industry. HMC did not incur any material shortages or unavailability during 2000. Prices experienced by HMC have been relatively stable. HMC does not have any long-term fixed price supply contracts with any of its vendors.

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

Both RPI and PMT believe that their trade name, reputation and long-standing history of providing high quality products are significant to their competitive position. However, price and distance to the customer are also significant elements of competition. The performance of RPI and PMT in the future will depend on their ability to develop and market their injection molding capabilities so as to gain additional customers and expand business opportunities with existing customers. The Companies' operating performance could be adversely affected if they do not maintain their injection molding capabilities with current customers. There can be no assurance that either Company will continue its current business volume in light of numerous competitive factors in this industry.

Specialty Products Segment

With respect to HMC, the Company believes its products are different from those that currently exist in the marketplace because of the incorporation of its self-heating technology into its products. Further, certain patents and license rights with respect to the self-heating technology protect the Company. To the extent HMC's line of shelf-stable meals are to be sold in the food and beverage industry, that industry is highly competitive and is dominated by many competitors who are substantially larger and have greater financial resources than the Company.

EMPLOYEES

As of December 29, 2000, the Company had three corporate employees, all of whom were full-time. As of such date, HMC had 37 employees, all of whom were full-time; RPI had 78 employees, 76 of whom were full-time; and PMT had 78 employees, all of whom were full-time.

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

HMC is also the licensee of a patent for a flexible electrochemical heater in the form of a composite structure that includes a supercorroding metallic alloy powder dispersed in porous matrix. The license is a worldwide exclusive license in the commercial (non-military) market. Non-commercial market rights are subject to reservation of rights of the University of Cincinnati for its personnel and students under direct administrative control of the University. Countries covered by the license include Japan, United Kingdom and Canada. The license will expire November 3, 2003.

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

ITEM 2. DESCRIPTION OF PROPERTY.

The Company through its wholly owned subsidiary, RPI, owns manufacturing facilities in Richmond, Virginia and the Oxford, North Carolina. Each such facility is encumbered by a mortgage in favor of First Union National Bank. The Company through its wholly owned subsidiary, HMC, leases its manufacturing facility in Cincinnati, Ohio. The Company through its wholly owned subsidiary, PMT, owns a manufacturing facility in Pittsfield, Massachusetts that is encumbered by a mortgage in favor of Berkshire Bank. All four of the above mentioned facilities are well suited to their operations and have capacity for future growth.

ITEM 3. LEGAL PROCEEDINGS.

The Company and other co-defendants have settled the Rocco and Carol D'Antonio v. United Shields Corporation, et al. case.

On March 30, 2001, the company filed a complaint in Hamilton County, Ohio, against the former owners of PMT for breach of contract, fraud, mutual mistake of fact, promissory estoppels and conversion.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted during the fourth quarter of the fiscal year ended December 29, 2000, to a vote of USC's stockholders, through solicitation of proxies or otherwise.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER                 MATTERS.

The following table sets forth, for the periods indicated, the high and low bid price for the Common Stock for the quarters indicated as reported on the OTC Bulletin Board. The high and low bid prices were taken from the OTC Daily Trading Summary for the Company, supplied by Nasdaq Trading and Market Services. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

	1999		2000
	High	Low	High	Low

First Quarter	$0.625	0.313	$0.187	0.30
Second Quarter	0.625	0.25	0.218	0.135
Third Quarter	0.50	0.25	0.156	0.125
Fourth Quarter	0.375	0.125	0.125	0.031

As of March 7, 2001, the Company had approximately 350 shareholders of record.

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

Results of Operations

The following is a discussion of the results of operations for the year ended December 29, 2000, as compared with the year ended December 31,1999.

NET SALES. For the year ended December 29, 2000, net sales increased $8,609,697 or 53% from the prior year. Sales of PMT, which was acquired in September 1999, accounted for 101% of this increase. An 8% or $451,426 increase in HMC sales was offset by a $564,573 or 7% decrease in RPI's sales. The increase in HMC sales is the result of a significant 37% gain in unit sales of its flameless ration heaters (FRH) to military suppliers in 2000 compared to 1999, offset somewhat by a decrease in the average per unit sales price of 8%. Combined unit sales of the HeaterMeals shelf stable meals declined 32% in 2000, reflecting the favorable one time impact of Y2K in 1999's results. However, the successful introduction of a new line of premium priced shelf stable meals in 2000 raised the average selling price of HeaterMeals 31% in the period, offsetting most of the unit sales decline. Sales increases to new and/or existing RPI customers in 2000 could not offset the sales decreases that resulted from 1) customer's taking their production in-house, 2) the impact of a slowing economy on customer orders in the last half of the year, and 3) customers moving their business to off shore production facilities.

COST OF SALES. For the year ended December 29, 2000, cost of sales increased $8,195,157 or 64% from the year earlier period. Cost of sales of PMT, which was acquired in September 1999, accounted for 94% of this increase. The remaining increase relates to costs associated with the introduction of the new HeaterMeals products at HMC, which was offset somewhat by a decrease in cost of sales of RPI resulting from the sales decrease in 2000.

GROSS PROFIT. Gross profit in 2000 increased $414,540 or 12% from the prior year. An increase in gross profit dollars resulting from a full year of PMT sales was somewhat offset by gross profit decreases of 16% and 21% as reported by HMC and RPI, respectively. The increase in gross profit dollars and the decrease in the Company's overall gross profit margin from 21.3% to 15.6% is reflective of the following: 1) a full year of low margin product sales to a significant PMT customer who was a customer when PMT was acquired; 2) lower sales volume and product mix changes at RPI that resulted in a gross profit margin decrease from 22.1% to 18.8%; and 3) high introductory labor and packaging costs at HMC relating to the new HeaterMeals products and a price reduction in the flameless ration heater, which reduced HMC's gross profit margin.

OPERATING EXPENSES. Operating expenses increased $1,579,352 or 47% in 2000 compared to 1999. The increase reflects a full year of operations by PMT, a minimal increase at HMC, a 10% operating expense decrease at RPI and the write off of goodwill at PMT of $992,454 to reflect an impairment loss. The increase is also reflective of an increase in corporate office legal expenses resulting from a lawsuit that was settled in March 2001. If the goodwill impairment loss of $992,454 is removed from total operating expenses, the resulting adjusted total as a percentage of sales fell from 20.5% to 15.8% in 2000 compared to 1999. The impairment loss on goodwill is discussed in the Notes to Consolidated Financial Statements.

INTEREST EXPENSE, NET. Interest expense, net increased $430,896 or 40% in 2000 compared to 1999. Interest incurred by PMT totaled $731,703,which was a $534,367 increase over 1999, the year the subsidiary was acquired. This increase, combined with a small increase in corporate office interest expense, was offset by an interest expense decrease at RPI and HMC that resulted primarily from lower outstanding debt balances during 2000 compared to 1999.

INCOME TAXES. No income tax benefits attributable to the losses from continuing operations were recorded in 2000 as a result of the uncertainty associated with the realization of these tax deferred assets.

The following is a discussion of the results of operations for the year ended December 31, 1999, as compared with the year ended December 25, 1998.

NET SALES. For the year ended December 31, 1999, net sales increased $3,254,424 or 25% from the year earlier period. Sales of the newly acquired PMT subsidiary accounted for 85% of this increase. A 44%, or $1,779,735, increase in HMC net sales during the period was somewhat offset by a $1,296,345, or 15%, decrease in RPI's net sales. The increase in net sales of HMC continues a trend of additional volumes related to its electrochemical heaters and from substantial additional volumes related to its shelf-stable meals, which incorporate such heaters, and from a 5% price increase in its shelf-stable meals. The decline in net sales of RPI resulted primarily from lower sales volume from several major customers who (a) are experiencing sales declines in their own product lines, including one large customer who filed for bankruptcy, or (b) have decided to manufacture their products in-house rather than outsource the process to RPI.

COST OF SALES. For the year ended December 31, 1999, cost of sales increased $2,541,427, or 25%, from the year earlier period. Cost of sales of the newly acquired PMT subsidiary accounted for 98% of this increase. A decrease in RPI's sales of 15% resulted in a 14% decrease in their cost of sales, but this decrease was generally offset by a 30% increase in HMC's cost of sales that resulted from their 44% sales increase.

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

Liquidity and Capital Resources

SOURCE AND USE OF FUNDS. The Company's primary source of liquidity has been cash generated from operating activities, borrowings from related parties and financial institutions, and proceeds from the issuance of the Company's Common Stock through its private placement program. During the year ended December 29, 2000, net cash provided by operations of $463,617, combined with a beginning cash balance of $544,980,were used to fund investing activities of $1,298 and financing activities of $ 734,941. Net cash provided by operations resulted primarily from depreciation and amortization, the expansion of trade payables and an increase in accruals, which were somewhat offset by increases in accounts receivable and inventories. Net cash used in investing activities resulted from capital expenditures, which were offset by cash received from the prior owner of PMT as an adjustment to the acquisition price of the subsidiary. Net cash used in financing activities reflects a significant pay down of debt during the year.

During the year ended December 31, 1999, net cash provided by financing activities of $6,000,412, combined with the beginning cash balance, were used to fund operating activities of $822,276 and investing activities of $4,824,765. Net cash provided by financing activities resulted primarily from loans related to the 1999 PMT acquisition and funds obtained from the issuance of Common Stock through the Company's private placement program. Net cash used in operating activities was primarily due to an increase in accounts receivable and inventories and a decrease in accrued expenses and other liabilities, offset by non-cash depreciation and amortization expenses in excess of the net loss for the period. Net cash used in investing activities was primarily due to the acquisition of PMT and the purchase of property and equipment. In addition, cash received from insurance policies was deposited with several financial institutions as security for outstanding loans.

During the year ended December 25, 1998, net cash provided by operating activities of $424,269 combined with the beginning cash balance, were used to fund investing activities of $73,688 and financing activities of $671,811. Net cash used in investing activities was primarily due to purchases of property and equipment, offset by proceeds from the sale of property and equipment and a decrease in the cash surrender value of life insurance policies. Net cash used in financing activities was primarily due to payments on notes payable-related parties, payments on long-term debt and payments on a capital lease obligation, offset by additional borrowings from a revolving line of credit and notes payable-related parties and net proceeds from the issuance of Common Stock through its private placement program.

FINANCING ARRANGEMENTS. The Company has borrowed funds from NAVICAP (a merchant banking firm) and affiliates, related parties, financial institutions and prior owners of acquired businesses to finance its on-going operations and acquisitions. See the Notes Payable-Related Parties, Revolving Line of Credit, Notes Payable and Lease Obligations footnotes in the Notes to Consolidated Financial Statements for a detailed description of the various financing arrangements of the Company. As noted in the footnotes, the Company has not been able to meet the debt service covenant requirements included in its various loan agreements with lenders. As such, certain loans are in default. Various remedies are being investigated and initiated, including a major operational and financial restructuring. However, there can be no assurance that the Company will succeed in its efforts.

ON GOING FINANCING OF CORPORATE OPERATIONS AND SUBSIDIARIES.

Since its beginning, the Company has not secured sufficient equity capital and has sustained significant net losses. The losses have continued through the unaudited quarter ended March 30, 2001. In addition, during the year the Company became delinquent in the payment of approximately $243,489 of principal and interest on its Notes Payable-Related Parties. It has also not been able to meet the debt service ratio covenants in loan agreements with several financial institutions. These delinquencies/loan covenant violations constitute a condition of default under the loan agreements with each of these related and non-related lenders.

A major PMT customer has indicated its intention to move a large portion of its business closer to its new corporate headquarters in the Midwest. No firm timetable has been set for this move, but PMT management believes it will occur by late spring 2001. A significant new customer has been added by PMT in the 1st quarter of 2001.

While the Company is making significant management and other organizational changes, it does not project a significant financial improvement in the overall Company operating results in the near term. Existing credit facilities at RPI, PMT and the corporate office are in default and waivers have not been issued. There can be no assurance that revised or additional credit facilities can be arranged or that any long-term financial restructuring alternatives can be successfully initiated or implemented in the near term, in which case one or all of the subsidiaries, and possibly the Company, may be compelled to pursue a bankruptcy filing in the absence of a proposed or pre-approved financial restructuring.

These factors raise doubts about the Company's ability to continue as a going concern.

The Company has retained operational, financial and legal advisors who are reviewing the operating and financial alternatives available to the Company.

ITEM 7. FINANCIAL STATEMENTS.

The Consolidated Financial Statements and related notes thereto of the Company for the year ended December 29, 2000 are included in this Report on Form 10-KSB in their entirety immediately following the signature pages hereto.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING                AND FINANCIAL DISCLOSURE.

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL                PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS

The following individuals serve as the Company's Directors and executive officers:

William A. Frey III, age 55, has served as the Company's Chairman of the Board of Directors and Chief Executive Officer since January 1, 1999. Mr. Frey is the Founder and owner of Trinity Healthcare Corporation ("THC") and other related enterprises. Before THC, Mr. Frey was Secretary of the Board of Directors; President, Financial Services Division and Chief Financial Officer of Life Care Centers of America. Prior to Life Care Centers of America, Mr. Frey was the Director of Budgeting and Financial Control for Hospital Affiliates International and a Manager at Price Waterhouse & Co.

Thomas J. Tully, age 71, has been a Director of the Company since February 12, 1997 and Vice Chairman since January 1, 1999. From February 12, 1997 to January 1, 1999, he was the Company's Chairman and Chief Executive Officer. In 1993, Mr. Tully founded UNSC, Inc. (formerly Health Shields, Inc.) and served as its Chief Executive Officer. From 1985 to 1993, Mr. Tully served as President and owner of American Marketing/Financial Industries, Inc., a marketing firm.

Donald T. Zimmerman, Jr., age 47, is President of The HeaterMeals Company, a wholly owned subsidiary of the Company. He was a Director and the Company's President and Chief Operating Officer from January 1, 1999 until October 1, 2000. Prior to joining the Company, Mr. Zimmerman served as a management consultant specializing in business strategy, marketing and new product development. From 1983 through 1996, Mr. Zimmerman served in various capacities at the Andrew Jergens Company, with his last position being Senior Vice President. Prior to Jergens, Mr. Zimmerman was a brand manager with The Procter and Gamble Company.

John F. Quigley, age 54, has been Senior Vice President, Chief Financial Officer and Secretary/Treasurer of the Company since August 1999. Prior to joining USC, Mr. Quigley spent 17 years with Life Care Centers of America, Inc., most recently as Senior Vice President of Financial Services. Prior to 1983, Mr. Quigley was Vice President of Financial Services for Hospital Management Associates, Inc. in Ft. Myers, Florida (1980-1983), Assistant Vice President and Director of Internal Audit and Financial Reporting for Edison Brothers Stores, Inc. in St. Louis, Missouri (1975-1980), and Senior Auditor with Price Waterhouse & Co. in St. Louis, Missouri (1969-1975).

Granville G. Valentine III, age 46, has been President and Chief Executive Officer of R. P. Industries, Inc., a wholly-owned subsidiary of the Company, since 1993. Upon the acquisition of PMT, he has served as President of the Plastic Business Group. Mr. Valentine was employed by the James River Corporation from 1978 to July 1993.

ITEM 10. EXECUTIVE COMPENSATION.

Summary

The following summary compensation table sets forth all compensation paid or accrued by the Company for services rendered in all capacities during the three years ended December 29, 2000, by the Chief Executive Officer and the four other most highly compensated executive officers of the Company. There were no other executive officers of the Company whose total salary and bonus exceeded $100,000 in the 2000 fiscal year.

SUMMARY COMPENSATION TABLE

	Annual Compensation				Long-Term Compensation
				Other
				Annual	Stock			All Other
				Compens	Awards		LTIP	Compens
	Year	Salary	Bonus	ation	$	Options #	Payout	ation

William A. Frey	2000	$150,000	-	-	-		-	$-
Chairman and	1999	$150,000	-	-	-	1,000,000	-	-
Chief Executive	1998	-	-	-	-		-	-
Officer

T. J. Tully	2000	50,000	-
Vice Chairman	1999	50,000	-
	1998	86,250	-			700,000

Donald T.	2000	200,000				560,000	-	-
Zimmerman	1999	200,000	30,000(1)	-	-		-	-
President-HMC	1998	158,333(1)		-	-	400,000	-	-

John F. Quigley	2000	90,000	-	-	-
Senior VP and	1999	37,500	-	-	-	100,000	-
Chief Financial	1998	-	-	-	-		-	-
Officer

Granville G.	2000	160,000	8,627(2)	-	-		-	11,300(2)
Valentine III	1999	160,000	23,938(2)	-	-	35,000	-	9,147(2)
President-RPI	1998	160,000	62,968(2)	-	-	35,000	-	5,454(2)

(1) 1998 amounts are exclusive of salary and bonus amounts of $41,667 and $50,000, respectively, that were accrued but not paid to the named executive. In February 2000, the executive was granted a non-qualified stock option for 560,000 shares of the Company's Common Stock at $0.30 per share under the Company's 1998 Long-Term Incentive Plan, in lieu of a cash payment for the 1998 amounts owed.

(2) Bonus and All Other Compensation earned by Granville G. Valentine III was pursuant to R. P. Industries, Inc.'s Cash Profit-Sharing Plan and Deferred Profit-Sharing Retirement Plan, respectively.

Compensation of Directors

Directors of the Company are not entitled to compensation.

Employment Contract and Termination of Employment and Change-in-Control Arrangements

During 1998, the Company entered into employment agreements with Messrs. Tully and Zimmerman which provide for five year terms, an agreed upon annual salary, benefits, nonstatutory stock option grant, and provisions concerning termination of employment upon sale or change in control of the Company. In addition, in connection with the Company's acquisition of RPI on December 31, 1997, the Company entered into a five year employment agreement with Mr. Valentine which provides for an agreed upon annual salary, benefits, nonstatutory stock option grant, and contains provisions concerning termination of employment upon sale or change in control of RPI.

Effective January 1, 1999, the Company's Board of Directors elected Mr. Frey as Chairman of the Board of Directors and Chief Executive Officer. Mr. Tully, who remains as a Director, was elected Vice Chairman. Mr. Quigley was employed by the Company effective August 1, 1999, as Senior Vice President and Chief Financial Officer. He was also appointed to the positions of Secretary and Treasurer

In conjunction with Mr. Frey's election as Chief Executive Officer, the Company entered into a five-year employment agreement with Mr. Frey which provides for an agreed upon salary, benefits, nonstatutory stock option grant, and contains provisions concerning termination of employment upon sale or change in control of the Company. At December 29, 2000, Frey's salary for the October -December 2000 time period was accrued but not paid.

Stock Option Plan

In 1998, the Company's stockholders and Board of Directors approved the adoption of the 1998 Long-term Incentive Plan ("1998 LTIP") pursuant to which the Company's Board of Directors may grant stock options, stock appreciation rights and stock awards to the Company's officers and key employees. No specific number of shares were reserved for issuance under the 1998 LTIP. Subject to other maximums depending on the type of issuance under the 1998 LTIP, the maximum number of shares of Common Stock that may be delivered to any participant is 1,500,000 shares. Stock options and stock appreciation rights are granted with an exercise price at least equal to the underlying common stock's fair market value at the date of grant. Stock options issued under the 1998 LTIP have three or five-year terms and may be exercisable immediately or ratably over the terms, both of which are determined by the Board of Directors. As of December 29, 2000 and December 31, 1999, stock options to acquire 3,185,000 and 2,675,000 shares, respectively, of Common Stock remained outstanding and exercisable, with exercise prices ranging between $0.30 and $3.75 per share.

Stock Option Grants

The following table sets forth information concerning options granted to each of the named executive officers during the 2000 fiscal year.

	Individual Grants
		Percentage of
		Total Options
		Granted to
	Options	Employees in	Exercise price	Expiration
	Granted #	Fiscal 2000%	Per Share $	Date

Donald T. Zimmerman	560,000	100%	0.30	2/9/05

Stock Option Exercises

The following table sets forth information concerning options exercised during the 2000 fiscal year by the named executive officers of the Company, as well as the aggregate value of unexercised options held by such executive officer at December 29, 2000. The Company has no stock appreciation rights, either freestanding or in tandem with stock options.

				Value of Unexercised In-the-
		Number of Unexercised Options		Money Options at
		at December 29, 2000		December 29, 2000 (1)
	Shares
	Acquired	Value		Unexerci-		Unexerci-
	on Exercise	Realized	Exercisable	sable	Exercisable	sable

William A. Frey III	-	-	1,000,000	-	-	-
T.J. Tully	-	-	700,000	-	-	-
Donald T. Zimmerman	-	-	960,000	-	-	-
John F. Quigley	-	-	100,000	-	-	-
Granville G. Valentine III	-	-	70,000	-	-	-

(1) Calculated based upon the closing bid price of the Company's Common Stock as reported on the OTC Bulletin Board as of December 29, 2000, which was $0.05.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND                   MANAGEMENT.

The following table sets forth information with respect to the beneficial ownership of shares of all classes of the Company's voting securities as of each executive officer, each director, and each stockholder known to be the beneficial owner of 5% or more of any class of the Company's voting securities and all officers and directors as a group:

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class

Common Stock	William A. Frey, III, Chairman and Chief Executive Officer 2640 Peerless Road Cleveland, TN 37312	13,828,994(1)	51.3%

Common Stock	T.J. Tully, Vice Chairman 311 Northland Blvd. Cincinnati, Ohio 45246	900,000(2)	4.5%

Common Stock	John F. Quigley, Senior Vice President and Chief Financial Officer 2640 Peerless Road Cleveland, TN 37312	210,000(4)	1.0%

Common Stock	Donald T. Zimmerman, President-The HeaterMeals Co. 311 Northland Blvd. Cincinnati, Ohio 45246	1,160,000(3)	5.7%

Common Stock	Granville G. Valentine, III, President-R.P. Industries, Inc. 1351 West Hundred Road Chester, VA 23836	131,124(5)	0.7%

Common Stock	Directors and Officers as a Group	16,230,118	56.4%

Common Stock	The Baron Group c/o Rocky Casteel 418 Gibson Pond Road Chattanooga, TN 37421	2,350,000	12.1%

Common Stock	NAVICAP c/o Vector Capital 2637 Erie Avenue, #207 Cincinnati, Ohio 45208	924,440(6)	4.8%

1.	Includes 529,112 shares owned by Frey, 465,000 and 50,000 shares beneficially owned by Frey through Trinity Fund VII and Trinity Healthcare Corporation, respectively, warrants held by Frey to purchase an additional 500,000 and 6,000,000 shares of the Company's Common Stock with exercise prices of $4.00 and $0.14 per share, respectively, 5,284,882 shares beneficially owned by Frey through Trinity Capital Group, LLC and an option held by Frey to purchase an additional 1,000,000 shares of the Company's Common Stock with an exercise price of $0.56 per share granted pursuant to the Company's 1998 Long-Term Incentive Plan ("1988 LTIP").

2.	Includes 100,000 shares owned by T.J. Tully, 100,000 shares owned by his spouse and options held by T.J. Tully granted pursuant to the Company's 1998 LTIP to purchase an additional 200,000 and 500,000 shares of the Company's Common Stock with exercise prices of $0.75 and $0.50 per share, respectively.

3.	Comprised of 200,000 shares owned by Donald T. Zimmerman and options to purchase an additional 400,000 and 560,000 shares of the Company's Common Stock with an exercise price of $0.531 and $0.30, respectively, per share granted pursuant to the Company's 1998 LTIP.

4.	Comprised of 110,000 shares owned by John F. Quigley and options to purchase an additional 50,000 and 50,000 shares of the Company's Common Stock with an exercise price of $1.00 and $1.50, respectively, per share granted pursuant to the Company's 1998 LTIP.

5.	Includes 61,124 shares owned by Granville G. Valentine and options to purchase an additional 35,000 and 35,000 shares of the Company's Common Stock with an exercise price of $3.75 and $0.45, respectively, per share granted pursuant to the Company's 1998 LTIP.

6.	Includes 475,145 shares owned by NAVICAP Corporation (f/k/a Ramsay-Hughes), 60,799 shares owned by Gregory Pitner, a Director, Officer and shareholder of NAVICAP, and 388,496 shares owned by other related parties of NAVICAP.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

See Notes Payable - Related Parties in the Notes to Consolidated Financial Statements for details of the various loans made by related parties to the Company.

PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits - None

(b) Reports on Form 8-K - None

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, United Shields Corporation, the Registrant, has duly caused this report on Form 10-KSB dated April 13, 2001 to be signed on its behalf by the undersigned, thereunto duly authorized.

United Shields Corporation

Date: April 13, 2001	By:	/s/William A. Frey III
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

Date:

/s/William A. Frey III	April 13, 2001
William A. Frey III
Director, Chairman and
Principal Executive Officer

/s/John F. Quigley	April 13, 2001
John F. Quigley
Senior Vice President
and Principal Accounting Officer

/s/Thomas J. Tully	April 13, 2001
Thomas J. Tully
Director and Vice Chairman

United Shields Corporation

And Subsidiaries

Consolidated Financial Statements

Years Ended December 29, 2000, December 31, 1999 and December 25, 1998

United Shields Corporation

and Subsidiaries

Contents

Consolidated Financial Statements
Report of Independent Certified Public Accountants
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Stockholders' Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders

United Shields Corporation

We have audited the accompanying consolidated balance sheets of United Shields Corporation (a Colorado corporation) and Subsidiaries as of December 29,2000 and December 31,1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 29,2000.These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of United Shields Corporation and Subsidiaries as of December 29,2000 and December 31,1999, and the results of its consolidated operations and its consolidated cash flows for each of the three years in the period ended December 29,2000 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the last note to the financial statements, as of December 29, 2000, the Company has sustained significant net losses, is in default on certain debt covenants and may lose a significant customer. The Company's ability to maintain financing and generate cash flow, which is necessary to permit the realization of assets and satisfaction of liabilities in the ordinary course of business, is uncertain. These factors raise substantial doubt about the Company's ability to continue as a going concern.

As discussed in the second to last note to the financial statements, the Company has changed its 1998 financial statements for the reporting of related party debt restructuring.

GRANT THORNTON LLP

Cincinnati, Ohio

February 28, 2001

United Shields Corporation

and Subsidiaries

Consolidated Balance Sheets

	December 29,	December 31,
	2000	1999
Assets

Current assets:
Cash	$272,358	$544,980
Accounts receivable, net	4,326,782	3,970,675
Other receivables	57,416	20,387
Inventories	2,602,660	2,215,560
Prepaid expenses	66,474	43,517
Total current assets	7,325,690	6,795,119

Property, plant and equipment, at cost:
Land	776,638	776,638
Machinery and equipment	7,030,702	6,900,321
Office furniture and fixtures	182,503	150,552
Vehicles	61,084	68,058
Building and leasehold improvements	4,039,552	4,036,513
	12,090,479	11,932,082
Less accumulated depreciation	(2,584,976)	(1,405,420)
Net property, plant and equipment	9,505,503	10,526,662

Other assets:
Deposits	35,882	24,882
Restricted cash and short-term investments	944,395	944,395
Goodwill, net	4,238,034	5,887,773
Other	42,258	18,523
Total other assets	5,260,569	6,875,573
	$22,091,762 ========	$24,197,354 =========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

United Shields Corporation

and Subsidiaries

Consolidated Balance Sheets

(continued)

	December 29,	December 31,
	2000	1999
Liabilities and Stockholders' Equity
Current liabilities:
Revolving lines of credit - current	$5,943,587	$2,397,432
Notes payable - related parties - current	1,888,700	791,860
Notes payable - current	5,707,151	642,606
Capital lease obligation - current	65,347	57,396
Accounts payable	3,131,620	2,402,657
Accrued expenses and other current liabilities	1,124,411	893,323
Total current liabilities	17,860,816	7,185,274

Revolving lines of credit	-	3,859,455
Notes payable - related parties	203,020	1,286,354
Notes payable	257,623	5,601,177
Capital lease obligation	128,199	180,369
Deferred compensation	625,357	625,357
Total liabilities	19,075,015	18,737,986

Stockholders' equity:
Common stock - authorized 500,000,000 shares without par value; stated value $0.01; issued and outstanding 19,454,875 shares at December 29, 2000 and December 31,1999, respectively	194,549	194,549

Additional paid in capital	10,882,109	10,696,672

Accumulated deficit	(8,059,911)	(5,431,853)

Total stockholders' equity	3,016,747	5,459,368
	$22,091,762 =========	$24,197,354 =========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

United Shields Corporation

and Subsidiaries

Consolidated Statements of Operations

For the years ended	December 29,	December 31,	December 25,
	2000	1999	1998

Net sales	$24,819,545	$16,209,848	$12,955,424
Cost of sales	20,958,611	12,763,454	10,222,027
Gross profit	3,860,934	3,446,394	2,733,397

Operating expenses:
Selling, general and administrative	3,484,660	2,947,966	2,808,617
Goodwill amortization	429,216	379,012	357,561
Impairment loss on goodwill	992,454	-	-
Write-off of investment in potential acquisitions	-	-	530,075
Reorganization and restructuring, net	-	-	44,936
Total operating expenses	4,906,330	3,326,978	3,741,189

Income (loss) from operations	(1,045,396)	119,416	(1,007,792)

Other (income) expense:
Interest expense, net	1,521,351	1,090,455	1,439,928
Loss (gain) on sale of property and equipment	44,288	(20,875)	67,218
Other	17,023	(32,784)	(8,789)
Total other expense	1,582,662	1,036,796	1,498,357

Net loss	$(2,628,058) =========	$(917,380) =========	$(2,506,149) =========

Weighted average shares outstanding:

Basic and diluted	19,454,875	17,549,754	12,471,018

Net loss per common share - basic and diluted	$(0.14)	$(0.05)	$(0.20)

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

United Shields Corporation

and Subsidiaries

Consolidated Statements of Stockholders' Equity

For the years ended December 25, 1998, December 31,1999 and December 29, 2000
				Common		Total
		Additional		stock paid
	Common	paid in		for but not	Accumulated
	stock	capital		yet issued	deficit
Balance at December 31,1997	$115,301	$4,238,236		$1,594,166	$(2,008,324)	$3,939,379

193,384 shares of common stock issued for completed acquisitions	1,934	771,602		(773,536)	-	-
378,742 shares of common stock issued in private offering	3,787	1,396,738		(820,630)	-	579,895
500,000 warrants issued to a related party in connection with debt restructuring	-	1,059,500		-	-	1,059,500
2,649 shares of common stock - other issuances	27	2,083		-	-	2,110
4,500,000 shares of common stock issued to a related party in connection with debt restructurings	45,000	1,392,500		-	-	1,437,500
6,000,000 warrants issued to a related party in connection with reorganization and restructuring	-	515,545		-	-	515,545
500,000 stock options issued to a related party in connection with sale of UNSC, Inc.	-	3,968		-	-	3,968
Gain on restructuring of related party debt	-	62,500		-	-	62,500
Net loss	-	-		-	(2,506,149)	(2,506,149)
Balance at December 25, 1998	166,049	9,442,672		-	(4,514,473)	5,094,248

2,850,000 shares of common stock issued in private offering	28,500	1,254,000		-	-	1,282,500
Net loss	-	-		-	(917,380)	(917,380)
Balance at December 31, 1999	194,549	10,696,672		-	(5,431,853)	5,459,368

560,000 stock options issued as compensation	-	91,666		-	-	91,666
Gain on restructuring of related party debt	-	93,771		-	-	93,771
Net loss	-	-		-	(2,628,058)	(2,628,058)
Balance at December 29, 2000	$194,549 ========	$10,882,109 ========	$	- =========	$(8,059,911) =========	$3,016,747 ========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

United Shields Corporation

and Subsidiaries

Consolidated Statements of Cash Flows

For the years ended	December 29,	December 31,	December 25,
	2000	1999	1998
Net cash flows provided by (used in) operating activities:
Net loss	$(2,628,058)	$(917,380)	$(2,506,149)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization - property and equipment	1,223,446	795,928	637,282
Amortization of goodwill, warrants and debt discount	572,596	555,953	1,043,670
Impairment loss on goodwill	992,454	-	-
Write-off of investment in potential acquisitions	-	-	530,075
Loss (gain) on sale of property and equipment	44,288	(20,875)	67,218
Reorganization and restructuring, net	-	-	44,936
Stock issued for compensation/naming rights	-	-	2,110
Stock options issued for compensation	91,666	-	-
Changes in working capital accounts, net of effect of subsidiary company purchased:
Accounts and other receivables	(393,136)	(570,343)	(137,648)
Inventories	(387,100)	(277,807)	103,493
Prepaid expenses	(22,957)	(22,291)	80,754
Income taxes	-	-	123,440
Deposits and other	(36,166)	22,184	(5,536)
Accounts payable	728,920	(7,019)	(178,124)
Accrued expenses and other current liabilities	277,664	(380,626)	618,748
Net cash provided by (used in) operating activities	463,617	(822,276)	424,269

Cash flows provided by (used in) investing activities:
Purchases of property and equipment	(241,211)	(345,651)	(180,382)
Proceeds from sale of property and equipment	10,413	36,280	28,249
Return of investment in potential acquisitions, net	-	-	9,925
Acquisition of subsidiary company, net of cash acquired	-	(4,532,844)	-
Cash received from insurance policies	-	961,845	-
Increase in restricted cash and short-term investments	-	(944,395)	-
Adjustment of subsidiary acquisition purchase price	229,500	-	-
Net cash used in investing activities	(1,298)	(4,824,765)	(142,208)

Cash flows provided by (used in) financing activities:
Borrowings under revolving lines of credit	276,499	2,328,244	91,487
Payments on revolving lines of credit	(589,799)	(42,904)	(670,940)
Borrowings under notes payable - related parties	200,000	390,515	441,345
Payments on notes payable - related parties	(282,636)	(40,000)	(786,719)
Borrowings on notes payable	350,528	4,605,006	-
Payments on notes payable	(629,537)	(2,311,223)	-
Payments on capital lease obligation	(59,996)	(211,726)	(326,879)
Proceeds from borrowings on life insurance policies, net of increase in cash surrender value	-	-	68,520
Proceeds from issuance of common stock, net of expenses	-	1,282,500	579,895
Net cash provided by (used in) financing activities	(734,941)	6,000,412	(603,291)

-continued-

United Shields Corporation

and Subsidiaries

Consolidated Statements of Cash Flows

(continued)

For the years ended		December 29,	December 31,		December 25,
		2000	1999		1998
Net increase (decrease) in cash		(272,622)	353,371		(321,230)
Cash at beginning of period		544,980	191,609		512,839
Cash at end of period		$272,358 ========	$544,980 ========		$191,609 ========

Interest paid		$1,342,961	$797,989		$501,705
Income taxes paid (refunds received)		-	-		(89,080)

Supplemental non-cash disclosures:
Increase in equipment under capital lease		15,777	-		-
Increase in capital lease obligation		15,777	-		-
Increase in additional paid in capital - issuance of warrants and stock options		91,666	-		1,059,500
Increase in additional paid in capital - related party debt restructuring		93,771	-		62,500
Increase in common stock and additional paid in capital - debt conversions		-	-		1,437,500

Acquisition of subsidiary companies:
Assets acquired, including goodwill		-	10,098,388		-
Liabilities assumed		-	(5,565,544)		-
Net cash paid	$	- =========	$4,532,844 =========	$	- =========

The accompanying Notes to Consolidated Financial Statement are an integral part of these statements.

United Shields Corporation

And Subsidiaries

Notes to Consolidated Financial Statements

Company Description	United Shields Corporation (the "Company") is a Cleveland, Tennessee based holding company which operates three subsidiaries, The HeaterMeals Company ("HMC"), R. P. Industries, Inc. ("RPI") and Pittsfield Mold & Tool, Inc.("PMT").

HMC, located in Cincinnati, Ohio, manufactures and markets patented, portable electrochemical heaters and a line of shelf-stable meals that incorporate such heaters. HMC's primary customers, with respect to its electrochemical heater, are located in the Southeast and Mid-west regions and are prime contractors for the United States Department of Defense. HMC's customers with respect to its shelf-stable meals include truckstops throughout the U.S, specialty sporting goods retail outlets and National Guard units. HMC also sells its line of shelf-stable meals to target consumers via direct marketing and the Internet.

RPI is a custom injection molding company with two plants located in Richmond, Virginia and Oxford, North Carolina that is engaged in the production of molded plastic components and finished products for original equipment manufacturers. RPI's customers are primarily located in the Southeast and Mid-Atlantic regions and operate in the personal care, construction, electronics, healthcare and home products industries.

PMT is a custom injection molding and tooling company located in Pittsfield, Massachusetts that is engaged in the production of molded plastic components and finished products for original equipment manufacturers and end users who resell directly to consumers. PMT also manufactures certain tooling molds that are used to produce plastic components and finished products. PMT's customers are primarily located in the Northeastern region and include companies in the juvenile products and personal hygiene industries.

Raw materials utilized by the RPI and PMT subsidiaries are readily available, and neither company is dependent on a single supplier or only a few suppliers for its production requirements. HMC currently utilizes a single-source custom-manufactured bag for its electrochemical heater. Also, HMC knows of only one domestic source of supply for the electrolyte iron powder used in its alloy for making electrochemical heaters. Additional efforts are underway by HMC to qualify additional sources beyond the single qualified sources used currently.

Principles of Consolidation	The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.
United Shields Corporation And Subsidiaries Notes to Consolidated Financial Statements
Accounting Period	The Company's accounting period is a 52/53 week fiscal year. All accounting periods end on a Friday. The year ends on the last Friday of the calendar year.
Inventories	Inventories are stated at the lower of FIFO (first-in, first-out) cost or market.
Property, Plant and Equipment	Property, plant and equipment are stated at cost. Depreciation of plant and equipment is computed using the straight-line method over a 20 - 39 year period for plant and 3-10 year periods for equipment. Expenditures for repairs and maintenance are charged to expense as incurred and additions and improvements that significantly extend the lives of assets are capitalized. Upon sale or retirement of depreciable property, the cost and accumulated depreciation are removed from the related accounts and any gain or loss is reflected in the results of operations.
Goodwill	Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is amortized using the straight-line method over the expected period to be benefited, which is 15 years. In accordance with Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for The Impairment of Long-Lived Assets, the Company evaluates its goodwill on an on-going basis to determine potential impairment by comparing the carrying value to the estimated undiscounted future operating cash flows of the acquired operation.

The amount of goodwill impairment, if any, is measured based on the projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved.

Accounts Payable	Included in accounts payable at December 29, 2000 and December 31,1999 were bank overdrafts of -$0- and $101,449 , respectively.
Deferred Compensation	Two un-funded salary continuation agreements have been executed with respect to one former officer and one current officer of RPI. The Company has recorded the approximate present value of the salary continuation obligation as of December 29, 2000 and December 31, 1999.
Advertising Costs	Advertising costs are charged to expense as incurred. Advertising costs were not material for each of the three fiscal years in the period ended December 29, 2000.

United Shields Corporation

And Subsidiaries

Notes to Consolidated Financial Statements

Income Taxes	Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.
Stock Option Plan	The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, in accounting for its stock options. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.
Use of Estimates in Financial Statements	In preparing financial statements in conformity with generally accepted accounting principles, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Net Loss Per Share	The Company's basic net loss per share amount has been computed by dividing net loss by the weighted average number of outstanding common shares. The Company's diluted net loss per share gives effect to all dilutive common stock equivalents outstanding during the period. Common stock equivalents include shares issuable upon exercise of the Company's stock options and stock purchase warrants. The dilutive effect, if any, of an aggregate of 9,935,000, 9,462,875 and 8,362,875 common stock equivalents was not included in the weighted average number of common shares for the years ended December 29, 2000, December 31, 1999 and December 25, 1998, respectively, because their effect would have been anti-dilutive.
Fair Value of Financial Instruments	The carrying value of financial instruments approximates fair market value.

United Shields Corporation

And Subsidiaries

Notes to Consolidated Financial Statements

Comprehensive Income	On January 1, 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 established standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income includes all changes in a company's equity during the period that result from transactions and other economic events other than transactions with its stockholders. The Company does not presently have any significant comprehensive income items other than its net loss.

Reclassifications	Certain 1998 and 1999 amounts have been reclassified in order to conform to the current year presentation.
Derivative Instruments	In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and for Hedging Activities", subsequently amended by the issuance of SFAS No.137, which establishes standards for reporting and disclosure of derivative and hedging instruments. SFAS No. 133 is now effective for financial statements for annual periods beginning after June 15, 2000. The Company is not affected by this new standard because the Company has no derivative or hedging financial instruments.

Inventories	Inventories consisted of the following components as of December 29, 2000 and December 31, 1999:
		2000	1999
	Raw materials	$1,403,202	$ 1,150,426
	Work-in-process	222,544	85,126
	Finished goods	976,914	980,008
		$2,602,660 ========	$2,215,560 ========

Restricted Short-Term Investments	Restricted short-term investments are comprised of six-month corporate commercial paper that is classified as available-for-sale. The carrying value of this investment approximates fair market value.
Goodwill	Goodwill and accumulated amortization consisted of the following amounts as of December 29, 2000 and December 31,1999:
		2000	1999
	Goodwill	$ 5,313,358	$ 6,639,764
	Accumulated amortization	(1,075,324)	(751,991)
		$4,238,034 =========	$5,887,773 ========

	United Shields Corporation And Subsidiaries Notes to Consolidated Financial Statements
Goodwill (continued)	The Company recorded goodwill of $1,516,687 and $3,796,671 in 1997 in connection with the acquisition of HMC and RPI, respectively. In 1999, the Company recorded goodwill of $ 1,276,406 relating to the acquisition of PMT. However, the acquisition purchase price was adjusted in the first quarter of 2000 by $229,500 and this adjustment reduced the goodwill balance. A majority of this adjustment relates to a cash refund received by the Company from the prior owners of PMT to meet a purchase agreement stipulation relating to the on-hand balance of net current assets at the date of sale.

Based upon PMT's results of operations in 2000 and its prospects for 2001 in light of the probability that it will lose a large portion of the business provided by its largest customer (78% of 2000 sales), the Company concluded that the subsidiary's estimated undiscounted future operating cash flows did not justify the continued existence of goodwill. As a result, the subsidiary's goodwill balance of $955,232 was written off at December 29, 2000 and included in the Consolidated Statement of Operations as an impairment loss on goodwill. Other goodwill of $37,222 was also written off.

Goodwill represents 19% and 24% of total assets and 140% and 108% of total stockholders' equity at December 29, 2000 and December 31, 1999, respectively.

United Shields Corporation

And Subsidiaries

Notes to Consolidated Financial Statements

Notes Payable - Related Parties	Notes payable - related parties consisted of the following as of December 29, 2000 and December 31, 1999:
		2000	1999
	NAVICAP and Affiliates Loan (stockholders) - 12% interest payable quarterly, unsecured, due October 30, 2003	$546,562	$551,562

	Trinity Capital Group/Frey Loan (majority stockholder) - 12% interest payable quarterly, conversion feature @ $0.14/share, unsecured, due October 30, 2003	1,203,054	1,203,054

	Trinity Capital Group/Frey Loan (majority stockholder)-12% interest, secured by PMT accounts receivable and inventory, principal and interest due August 8, 2000	175,000	-

	Trinity Capital Group/ Frey Demand Loan (majority stockholder)- 12% interest payable quarterly, unsecured	298,181	390,515

	Tully Group Loans - (stockholders), 0% interest, principal payable monthly, unsecured, due February 2002	231,698	392,000
		2,454,495	2,537,131
	Unamortized warrants/debt discount	(362,775)	(458,917)
		2,091,720	2,078,214
	Current portion	(1,888,700)	(791,860)
		$203,020 ========	$1,286,354 =======

	As shown above, the Company has borrowed funds from NAVICAP, affiliates and related parties to finance its on-going operations and acquisitions. The total outstanding loans due to related parties at December 29, 2000 and December 31, 1999 were $2,454,495 and $2,537,131, respectively. The loans, with the exception of the NAVICAP and Affiliates
	United Shields Corporation And Subsidiaries Notes to Consolidated Financial Statements
Notes Payable - Related Parties (continued)	Loan, have been classified as current in the Company's Consolidated Financial Statements at December 29, 2000 since the Company has defaulted on principal and/or interest payments totaling $243,489.

During 1998, NAVICAP agreed to restructure a promissory note by accepting 500,000 shares of the Company's common stock in lieu of a $500,000 reduction in the principal amount of the indebtedness. The Company recorded additional paid in capital of $62,500 during 1998 as a result of this restructuring.

In January 2000, The Tully Group agreed to amend their loan agreements with the Company. The terms of the amended loan agreements included the following: (i) the Company agreed to make a $120,000 principal payment to The Tully Group in January 2000, (ii) the Company agreed to pay down the remaining principal balance of $272,000 over twenty-four (24) months beginning in February 2000, and (iii) the loans will bear no interest going forward and interest expense accrued to date of $46,533 was waived and recorded as additional paid in capital. Imputed interest totaling $47,238 was also recognized as additional paid in capital as a result of the restructuring of the debt. A corresponding charge was recorded as debt discount and is being amortized as interest expense over the term of the loan. The Company is delinquent with respect to payments at December 29, 2000. As a result, the loan agreements are in default and the entire outstanding balance of $231,698, net of the unamortized debt discount of $23,582, is classified as in current the Company's December 29, 2000 Consolidated Financial Statements.
The aggregate maturities of Notes Payable-Related Parties for each of the five years subsequent to December 29, 2000, are as follows: 2001, $1,912,278; 2002, $0; 2003, $542,217; 2004, $0; and 2005, $0.
Revolving Line of Credit	On September 27, 1999, the HMC Revolving Line of Credit Agreement ("RLCA") with a financial institution was amended (i) to permit borrowings up to $500,000 pursuant to a formula based on eligible accounts receivable and inventories, (ii) provided for an extended maturity date of September 20, 2000, and (iii) reduced the adjustable monthly interest rate to 1 1/2% above the financial institution's prime commercial rate (10% at December 31, 1999). On May 3, 2000, the existing RLCA was replaced with a new one that (i) permits borrowings up to $400,000 pursuant to a formula based on eligible accounts receivable and inventories, (ii) provides for a maturity date of May 3, 2001, provides for an adjustable interest rate that is 1.25% over the lender's prime rate (10.75% at December 29, 2000), and gives the lender a security interest in substantially all the assets of HMC. The outstanding RLCA balances at December 29, 2000 and December 31, 1999 were $307,133 and $481,932, respectively. Subsequent to December 29, 2000, the RLCA was amended as to the interest rate provision. Effective February 1, 2001, the adjustable interest rate was reduced to the bank's prime lending rate.

United Shields Corporation

And Subsidiaries

Notes to Consolidated Financial Statements

Revolving Line of Credit (continued)	RPI also maintains a long-term debt facility ("RPI Facility") with a financial institution, which as of December 29, 2000 and December 31, 1999 had an outstanding balance of $3,444,455 and $3,859,455, respectively. This revolving line of credit arrangement provides for a maximum borrowing of

$6,000,000 based on a percentage of eligible accounts receivable, manufacturing equipment and real estate values, and includes predetermined quarterly reductions in amounts that may be outstanding with regard to manufacturing equipment and real estate. At December 29, 2000, the permitted maximum borrowing pursuant to the terms of the facility was approximately $3,662,000. The RPI Facility provides for interest at the lower of prime plus 0.75% or LIBOR plus 3.5% (9.15% and 9.50% at December 29,2000 and December 31,1999, respectively). Principal and interest are due in full in April 2001 and substantially all assets of RPI are pledged as collateral, including $694,395 in a restricted short-term investment that is classified as non-current in the Company's consolidated financial statements. This short-term investment consists of six month corporate commercial paper that is classified as available for sale under SFAS No. 115 and is, accordingly, carried at fair market value. The RPI Facility is also subject to a loan agreement that contains certain operating and financial covenants. At December 29, 2000, RPI was in violation of the debt service coverage covenant and, therefore, is in technical default. Since the bank has not waived the violation, the entire outstanding balance is classified as current in the Company's Consolidated Financial Statements.

On September 29, 1999, PMT signed a Demand Line of Credit Promissory Note ("Note") with a financial institution. The Note is secured by accounts receivable, inventories, certain other personal property and a second mortgage on the real property. The Note provides for (i) borrowings up to $1,900,000 pursuant to a formula based on eligible accounts receivable and inventories; (ii) monthly interest at a variable rate equal to 2.0% above the institution's daily base rate (11.5% and 10.25% at December 29, 2000 and December 31, 1999, respectively); and (iii) customary financial and other covenants. At December 29, 2000, the Company was in violation of the debt service coverage covenant. The bank has not waived this violation and, therefore, the note is in technical default. At December 29, 2000, the outstanding balance under the Note was $1,791,999, which approximated the permitted maximum borrowing pursuant to the loan formula. As a result of the default, the entire balance is classified as current in the Company's Consolidated Financial Statements.

The Company has two lines of credit totaling $200,000 each from two financial institutions secured by the personal guarantee of a related party. The lines expire in June and September 2001 and bear interest at variable rates equal to each bank's base rate, which was 9.5% and 9.0%, respectively, at December 29, 2000. The lines were fully utilized at December 29, 2000. The Company intends to renew these lines when they expire.

United Shields Corporation And Subsidiaries Notes to Consolidated Financial Statements

Notes Payable	PMT entered into a Mortgage and Security Agreement with a financial institution on September 29, 1999 that is secured by PMT's real property. The related promissory note matures on September 29, 2019 and bears an interest rate that will be adjusted each year on the loan's anniversary date to the financial institution's base rate on that date. The interest rate at December 29, 2000 was 9.5%. The agreement contains customary financial and other covenants. At December 29, 2000, the Company was in violation of the debt service coverage covenant. The bank has not waived this violation and, therefore, the note is in technical default. At December 29, 2000, the outstanding balance of the note was $2,434,123. As a result of the default, the entire balance is classified as current in the Consolidated Financial Statements.

PMT also signed a promissory note on September 29, 1999 in favor of the prior owner as part of the purchase acquisition financing. The original note (Note 1 of 2) was for $1,750,000, bears interest at 9.5% and is payable in 72 equal installments through October 1, 2005. A $250,000 restricted cash deposit held by the prior owner's attorney and a Subordinate Mortgage and Security Agreement secure the note. The agreement contains customary and other financial covenants. At December 29, 2000, the Company was in violation of the debt service coverage covenant. The prior owner has not waived this violation and, therefore, the note is in technical default. At December 29, 2000, the outstanding balance of the loan was $1,475,903. As result of the technical default, the entire balance is classified as current in the Company's Consolidated Financial Statements.

On September 29, 1999, the same financial institution that provided a mortgage and a revolving credit line to PMT also entered into a loan agreement, evidenced by a promissory note, to finance an over-formula advance on accounts receivable. This $100,000 promissory note was repaid by PMT in April 2000.

On December 22, 1999, PMT entered into a loan agreement with Wells Fargo Equipment Finance, Inc. (formerly Wentworth Capital) to refinance certain personal property originally financed by the prior owner of PMT. The promissory note with the prior owner (Note 2 of 2) was for $2,200,000 and bore a 9.5% interest rate. This note was paid off on December 30, 1999 using (i) funds from the Wentworth Capital refinancing and (ii) funds obtained from the Company's 1999 private placement common stock offering. The loan, which is secured by certain personal property, had an original balance of $2,005,000 and bears a fixed interest rate of 10.4%. The loan is payable in 72 equal monthly installments through November 25, 2005, beginning December 25, 1999. The agreement contains customary and other financial covenants. At December 29, 2000, the Company was in violation of the debt service coverage covenant and, therefore, is in technical default. At December 29, 2000, the outstanding balance of the loan was $1,736,704. As a result of the default, the loan is classified as current in the Company's Consolidated Financial Statements.

United Shields Corporation

And Subsidiaries

Notes to Consolidated Financial Statements

Notes Payable (continued)	On May 3, 2000, HMC executed a new promissory note with the same financial institution that provided the revolving line of credit discussed above. The $350,528 note matures May 3, 2005, bears interest at a fixed rate of 9.75% and requires monthly payments of principal and interest. Substantially all of HMC's assets are pledged as collateral for the loan. The balance of the note at December 29, 2000 was $318,044. Subsequent to December 29, 2000, the interest rate provision of the note was changed to a variable rate of .25% above the bank's prime lending rate.

The aggregate maturities of Notes Payable for each of the five years subsequent to December 29, 2000, are as follows: 2001, $5,707,151; 2002, $66,782; 2003, $73,570; 2004, $81,181; 2005 and thereafter, $36,090.
Lease Obligations	The Company acquired a capital lease as part of the PMT acquisition in September 1999. The lease expires August 2003. HMC capitalized a new equipment lease in 2000. The lease expires December 2004.

At December 29, 2000 and December 31, 1999, the gross amount of equipment and related accumulated amortization recorded under all capital leases were as follows:

2000	1999
Equipment	$842,581	$826,804
Less: accumulated amortization	(274,127)	(155,842)
$568,454 =======	$670,962 =======

Amortization of equipment held under all capital leases is included with accumulated depreciation in the Consolidated Financial Statements.

Following is a schedule by years of future minimum lease payments under the 1999 PMT and 2000 HMC capital leases together with the present value of the net minimum lease payments as of December 29, 2000:

2001	$78,266
2002	78,266
2003	60,415
2004	3,862
Total minimum lease payments	220,809
Less: Interest at Company's incremental borrowing rate	27,263
Present value of minimum lease payments	193,546
Current portion	65,347
Long-term portion	$128,199 ======
United Shields Corporation And Subsidiaries Notes to Consolidated Financial Statements
Lease Obligations (continued)	The Company leases a manufacturing facility, a warehouse, office space and certain equipment under non-cancelable operating leases that expire on various dates through December 2004. The aggregate minimum lease payments under these leases are as follows:
2001	$256,260
2002	213,915
2003	44,771
2004	12,000
$526,946 ======

The operating lease included above relative to the HMC manufacturing facility contains an early lease termination privilege provided that HMC provides three months notice of its intent to cancel the lease on July 31 or December 31 of each year. The aggregate future minimum lease payments include the HMC manufacturing facility lease payments without regard to the early termination privilege.
The operating leases included above relative to a PMT molding machine and corporate office space is with a related party.
Total rent expense was approximately $370,695, $253,000 and $252,000 in 2000, 1999, and 1998, respectively.
Private Placement of Securities, Stock Options and Stock Purchase Warrants	In 1998, the Company's stockholders and Board of Directors approved the adoption of the 1998 Long-Term Incentive Plan ("1998 LTIP") pursuant to which the Company's Board of Directors may grant stock options, stock appreciation rights and stock awards to officers and key employees. No specific number of shares were reserved for issuance under the 1998 LTIP. Subject to other maximums depending on the type of issuance under the 1998 LTIP, the maximum number of shares of common stock that may be delivered to any participant is 1,500,000 shares. Stock options and stock appreciation rights are granted with an exercise price at least equal to the underlying common stock's fair market value at the date of grant. Stock options issued under the 1998 LTIP have three or five-year terms and may be either exercisable immediately or ratably over the terms, both of which are determined by the Board of Directors.

The per share weighted-average fair value of stock options outstanding at December 29, 2000, December 31, 1999 and December 25, 1998 was $0.04, $0.04 and $0.29, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: expected dividend yield of 0%, risk-free interest rate of 6.1%, 5.0% and 5.7%, respectively, expected life of 2.7, 2.6 and 3.5 years, respectively, and a volatility assumption of 60%, 75% and 80%, respectively.

United Shields Corporation And Subsidiaries Notes to Consolidated Financial Statements
Private Placement of Securities, Stock Options and Stock Purchase Warrants (continued)	The Company applies APB Opinion No. 25 in accounting for the 1998 LTIP and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the date of grant under SFAS No. 123, the Company's net loss and net loss per share would have been increased to the pro forma amounts indicated below:
		2000	1999	1998
Net loss	As reported	$(2,628,058)	$(917,380)	$(2,506,149)
	Pro forma	(2,650,458)	(1,012,592)	(2,963,339)
Net loss
per share	As reported	$(0.14)	$(0.05)	$(0.20)
(Basic and
diluted)	Pro forma	(0.14)	(0.06)	(0.23)
Since certain of the stock options are subject to three-year vesting periods, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net loss amounts presented above because compensation cost is reflected over the stock options' vesting period.

Stock option activity for the years ended December 29, 2000 and December 31,1999 was as follows:

		Weighted-
	Number of	Average Exercise
	Shares	Price
Balance at December 25,1998	1,575,000	$0.66
Granted	1,500,000	0.73
Forfeited	(400,000)	0.53
Balance at December 31,1999	2,675,000	0.69
Granted	560,000	0.30
Forfeited	(50,000)	0.50
Balance at December 29, 2000	3,185,000 ========	$0.63
At December 29, 2000, the range of exercise prices and weighted-average remaining contractual life of outstanding options were $0.30 - $3.75 and 2.2 years, respectively. At December 31, 1999, the range of exercise prices and weighted-average remaining contractual life of outstanding options were $0.45 - $3.75 and 3.2 years, respectively

At December 29, 2000, the number of options exercisable and the weighted-average exercise price of those options were 2,987,667 and $0.60, respectively. At December 31, 1999, the number of options exercisable and the weighted-average exercise price of those options were 2,404,667 and $0.65, respectively.

United Shields Corporation And Subsidiaries Notes to Consolidated Financial Statements
Private Placement of Securities, Stock Options and Stock Purchase Warrants (continued)	During 1998, the Company issued a stock purchase warrant to Frey to purchase 6,000,000 shares of the Company's common stock at $0.14 per share. The warrant expires in 2003. Frey also has 500,000 warrants exercisable at $4.00 per share. These warrants expire in 2003. A non-related party holds an additional 250,000 warrants exercisable at $4.00 per share. These warrants expire in 2002.

During 1998, the Company granted to T.J. Tully an option to purchase 500,000 shares of the Company's common stock with an exercise price of $0.50 per share pursuant to the Company's 1998 LTIP. The option expires in 2003.
On September 29, 1999, the Board authorized the issuance of 250,000 and 40,000 common stock options with an exercise price of $1.00 to the Kirchner Family Nominee Trust (KFNT) and Joseph Kirchner, respectively. The KFNT options were issued pursuant to the PMT Stock Purchase Agreement. Joseph Kirchner's options were issued pursuant to an Employment Agreement given to Mr. Kirchner upon the acquisition of PMT. The options vest ratably over a five-year period and expire in 2004.
During 1999, the Company completed a private placement of securities in which it sold 2,850,000 shares of the Company's common stock at $0.45 per share. Net proceeds of $1,282,500 were used in the PMT acquisition and for current operations.
During 2000, the Board of Directors approved the grant of a new non-qualified stock option under the Company 1998 LTIP to Donald T. Zimmerman, President of HMC. Under the terms of the grant, Mr. Zimmerman has the option to buy 560,000 shares of the Company's common stock at $0.30 per share through February 9, 2005. The purpose of the grant was to honor, satisfy and offset USC's $91,666 contractual compensation payment due Zimmerman since December 1998 pursuant to his employment agreement with USC. The transaction was recorded as a reduction of USC's liability to Zimmerman and as additional paid in capital (a non-cash transaction).
Income Taxes	No income tax benefits attributable to the losses from continuing operations were recorded in the years ended December 29, 2000, December 31, 1999 and December 25, 1998 as a result of the uncertainty associated with the realization of these deferred tax assets. A reconciliation of the amounts computed by applying the U.S. federal income tax rate of 34 percent to pretax loss from continuing operations is as follows:
United Shields Corporation And Subsidiaries Notes to Consolidated Financial Statements
Income Taxes (continued)		2000	1999	1998
	Computed expected tax benefit	$(861,658)	$(311,909)	$(830,841)
	Amortization of goodwill	145,993	132,203	121,571
	Increase in cash surrender value of life insurance	-	(36,873)	(45,581)
	Other	108,209	(31,429)	13,017
	Change in the beginning-of-the-year balance of the valuation allowance	607,456	248,008	741,834
		$ - =======	$ - ========	$ - =======

	The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 29, 2000, December 31, 1999 and December 25,1998 are presented below:

		2000	1999	1998
	Deferred tax liabilities:
	Depreciation	$(107,671)	$ (71,461)	$ (35,251)

	Deferred tax assets:
	Accrued expenses	-	48,166	59,295
	Acquisition expenses	185,539	185,539	185,539
	Deferred compensation	220,458	229,923	237,430
	AMT credit carryforward	33,463	33,463	33,463
	Tax credit carryforward	343,371	343,371	343,371
	Net operating loss carry- Forward	2,617,514	1,879,855	1,638,089
	Allowance for bad debts	35,118	71,480	10,392
	Total gross deferred tax assets	3,435,463	2,791,797	2,507,579
	Valuation allowance	(3,327,792)	(2,720,336)	(2,472,328)
	Net deferred tax assets	107,671	71,461	35,251
	Net deferred tax components	$ - =========	$ - ========	$ - ========

	For tax reporting purposes, the Company has approximately $33,000 of alternative minimum tax (AMT) credits available for an indefinite period. The net operating loss of approximately $6,890,000 can be carried forward and used to reduce future taxable income through 2020. Additionally, tax credits of approximately $343,000 can be carried forward and these credits begin to expire in 2005 at a rate of approximately $48,000 per year. The utilization of credits and losses will be limited due to federal tax laws involving greater than 50% ownership changes and consolidated return regulations.
	United Shields Corporation And Subsidiaries Notes to Consolidated Financial Statements
Income Taxes (continued)	The valuation allowance for deferred tax assets as of December 29, 2000 and December 31, 1999 was $3,327,792 and $2,720,336, respectively. The net change in the total valuation allowance for the years ended December 29, 2000 and December 31, 1999 was an increase of $607,456 and $248,008, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely that not that some portion or all of the deferred tax assets will not be realized.
	The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. In order to fully realize the deferred tax asset, the Company will need to generate future taxable income of $8,000,000 prior to the expiration of the net operating loss carry forwards in 2020. The Company incurred taxable losses of $2,554,447 and $684,329 for the years ended December 29, 2000 and December 31, 1999, respectively. Based upon the level of historical taxable losses and uncertainty regarding the generation of taxable income over periods which the deferred tax assets are deductible, management believes that it is not more likely than not that the Company will realize the benefits of these deductible differences, net of the deferred tax liabilities at December 29, 2000. Accordingly, a valuation allowance of $3,327,792 has been provided against the net deferred tax assets at December 29, 2000. The amount of the deferred tax asset that is not considered realizable, however, could be increased in the near term if estimates of future taxable income during the carry forward period are increased. Approximately $1,700,000 of the valuation allowance relates to deferred tax assets of the acquired subsidiaries of the Company. Any subsequently recognized tax benefits will be allocated to reduce goodwill.
Reorganization and Restructuring Business and Credit Concentrations	During 1998, Frey acquired a controlling interest in the Company, primarily as a result of the following transactions: (1) the issuance of a warrant to Frey to purchase 6,000,000 shares of the Company's stock (see Private Placement of Securities, Stock Options and Stock Purchase Warrants), resulting in a non-cash expense of $515,545, representing the fair value of the warrant at the date of issuance, and (2) the sale of 100% of the outstanding stock of UNSC, Inc., an inactive wholly-owned subsidiary of the Company, resulting in a non-cash gain of $445,609. These transactions, along with additional related gains totaling $25,000, have been recorded as a net reorganization and restructuring expense of $44,936 in the 1998 financial statements.

HMC's primary line of business, flameless ration heaters, which it sells through a prime contractor to the United States Department of Defense for their Meals Ready-To-Eat operations, can be impacted by the United States Defense Budget. If the United States significantly reduces its budget allocations for defense expenditures, or alters its operations for individual ration feeding programs, the Company's sales may be adversely affected.

	United Shields Corporation And Subsidiaries Notes to Consolidated Financial Statements
Business and Credit Concentrations (continued)	Over the previous two years, however, the United States Defense Supply Center requirements have increased, and the Company's sales of flameless ration heaters have grown. Sales to the Defense Supply Center approximated 16%, 23% and 23% of the Company's total net sales for 2000, 1999 and 1998, respectively. As of December 29, 2000, accounts receivable from the prime contractor was $478,485. In February 2000, HMC signed a three-year contract with one prime contractor to supply their flameless ration heater requirements for the "Meals Ready-To Eat" operation through 2002. In addition, a new prime contractor was added who signed a one-year contract.
	Sales to a customer of the Plastic Injection Molding segment of the business, who operates in the juvenile products industry, approximated 36% of the Company's net sales for 2000. As of December 29, 2000, accounts receivable from this customer was approximately $2,287,000. Sales to this customer were included in the Company's 1999 net sales from the date of the PMT acquisition. If sales to the customer during that period (September 29 - December 31) were annualized and added to actual Company sales for the 1999 calendar year, that customer's percentage of total Company net sales would have approximated 37%. PMT also bought approximately $2,305,000 of materials from this same customer in 2000 for use in the production of the customer's finished products. During 2000, this customer was acquired by another company and has relocated its main offices from the Northeast to the Midwest. It is the opinion of PMT's management that this move is a prelude to moving most of their molding business from PMT to molders who are closer to their new Midwest offices. Sales to this customer so far in 2001 have been at levels consistent with the recent past and sales orders for the immediate future are also normal. However, there is a significant risk that the customer will move some or all of their business to another manufacturer in the near future. PMT's management has initiated steps to replace the potential loss of these sales.
Acquisitions	In September 1999, the Company acquired all of the outstanding stock of PMT for $5,650,000. Simultaneously, the Company purchased from the prior PMT shareholders the real property upon which its plant is located for a total purchase price of $3,125,000. The purchase price consisted of $4,825,000 in cash and $3,950,000 in notes. The cash portion of the purchase price consisted of $4,137,799 in bank loans and $687,201 in working capital obtained through a 1999 common stock private placement offering. The acquisition was accounted for as a purchase; accordingly, the purchase price was allocated to the assets and liabilities based on their estimated value as of the date of acquisition. In 2000, the purchase price was adjusted to reflect the receipt of $229,500 from the former owner to meet certain purchase agreement stipulations. The results of PMT's operations have been included in the Consolidated Statements of Operations from the date of the acquisition.
	United Shields Corporation And Subsidiaries Notes to Consolidated Financial Statements
Acquisitions (continued)	The following table summarizes, on an unaudited pro forma basis, the estimated consolidated results of the Company and PMT assuming the acquisition had occurred on January 1, 1998. These results include certain pro forma adjustments, primarily goodwill amortization and interest expense, and are not necessarily indicative of what results would have been had the Company owned PMT during the periods presented:

		1999	1998
	Net sales	$24,099,226	$20,554,772
	Net loss	(189,888)	(3,038,635)

	Net loss per common share:
Basic and diluted	(0.01)	(0.24)

Business Segments	The Company has the following two reportable segments: Plastic Injection Molding and Specialty Products. The Plastic Injection Molding segment consists of the Company's RPI and PMT subsidiaries and is engaged in the production of molded plastic components and finished products for original equipment manufacturers who operate in the personal care, construction, electronics, healthcare, home products and juvenile products industries. The Specialty Products segment consists of the Company's HMC subsidiary that manufacturers and markets patented, portable electrochemical heaters and a line of shelf-stable meals that incorporate such heaters.

The accounting policies used to develop segment information correspond to those described herein. Segment profit or loss is based on profit or loss from operations before income taxes.

United Shields Corporation And Subsidiaries Notes to Consolidated Financial Statements

Business Segments (continued)	The reportable segments are distinct business units operating in different industries. They are separately managed, with separate marketing, manufacturing and distribution systems. The following information about the two segments is for the year ended December 29, 2000:

	Plastic
	Injection	Specialty
	Molding	Products	Totals
Revenues from external customers	$18,541,382	$6,278,163	$24,819,545
Interest expense, net (1)	1,025,515	46,180	1,071,695
Depreciation and amortization(1)	1,134,159	85,615	1,219,774
Segment profit (loss)	(1,687,880)	318,871	(1,369,009)
Segment assets	18,224,040	3,528,296	21,752,336
Expenditures for segment assets	192,698	64,288	256,986

Reconciliation to Consolidated Amounts:	Revenues	Profit (loss)	Assets
Totals for reportable segments	$24,819,545	$(1,369,009)	$21,752,336
Corporate headquarters	-	-	339,426
Elimination of inter-segment profit (loss)	-	-	-
Unallocated corporate headquarters expense (2)	-	(1,259,049)	-
Total consolidated amounts	$24,819,545 ========	$(2,628,058) ========	$22,091,762 ========

Reconciliation to Consolidated Amounts:	Interest	Depreciation
	expense,	and
	net	amortization
Totals for reportable segments	$1,071,695	$1,219,774
Other	-	-
Elimination of inter-segment profit (loss)	-	-
Unallocated corporate headquarters expense (2)	449,656	3,672
Total consolidated amounts	$1,521,351 ========	$1,223,446 ========

	United Shields Corporation And Subsidiaries Notes to Consolidated Financial Statements
	The following information about the two segments is for the year ended December 31, 1999:
Business Segments (continued)		Plastic
		Injection	Specialty
		Molding	Products	Totals

	Revenues from external customers	$10,383,111	$5,826,737	$16,209,848
	Interest expense, net (1)	574,480	99,602	674,082
	Depreciation and amortization (1)	714,602	77,654	792,256
	Segment profit (loss)	(320,026)	488,346	168,320
	Segment assets	19,851,540	3,505,728	23,357,272
	Expenditures for segment assets	316,443	29,208	345,651

	Reconciliation to Consolidated Amounts:	Revenues	Profit (loss)	Assets
	Totals for reportable segments	$16,209,848	$168,320	$23,357,272
	Corporate headquarters	-	-	840,082
	Elimination of inter-segment profit (loss)	-	-	-
	Unallocated corporate headquarters expense (2)	-	(1,085,700)	-
	Total consolidated amounts	$16,209,848 ========	$(917,380) ========	$24,197,354 ========

	Reconciliation to Consolidated Amounts:	Interest	Depreciation
		expense,	and
		net	amortization

	Totals for reportable segments	$674,082	$792,256
	Other
	Elimination of intersegment profit (loss)	-	-
	Unallocated corporate headquarters expense (2)	416,373	3,672
	Total consolidated amounts	$1,090,455 ========	$795,928 =======

United Shields Corporation And Subsidiaries Notes to Consolidated Financial Statements
The following information about the two segments is for the year ended December 25, 1998:
Business Segments (continued)		Plastic
		Injection	Specialty
		Molding	Products	Totals

	Revenues from external customers	$8,908,422	$4,047,002	$12,955,424
	Interest expense, net (1)	436,631	250,074	686,705
	Depreciation and amortization (1)	558,344	75,267	633,611
	Segment profit (loss)	86,315	(132,191)	(45,876)
	Segment assets	10,812,687	2,751,443	13,564,130
	Expenditures for segment assets	157,538	23,024	180,562

	Reconciliation to Consolidated Amounts:	Revenues	Profit (loss)	Assets

	Totals for reportable segments	$12,955,424	$(45,876)	$13,564,130
	Corporate headquarters	-	-	195,349
	Elimination of intersegment profit (loss)	-	-	-
	Unallocated corporate headquarters expense (2)	-	(2,460,273)	-
	Total consolidated amounts	$12,955,424 =========	$(2,506,149) ========	$13,759,479 ========

	Reconciliation to Consolidated Amounts:	Interest	Depreciation
		expense,	and
		net	Amortization

	Totals for reportable segments	$686,705	$633,611
	Other	-	-
	Elimination of inter-segment profit (loss)	-	-
	Unallocated corporate headquarters expense (2)	753,223	3,671
	Total consolidated amounts	$1,439,928 ========	$637,282 =======

(1) Interest expense, net for the Company's Specialty Products segment includes non-cash warrant amortization of $-0-, $57,226 and $205,244 for the years ended December 29, 2000, December 31, 1999 and December 25, 1998, respectively.

	(2) Interest expense, net for the Company's corporate headquarters includes non-cash warrant and debt discount amortization of $143,376, $119,715 and $480,865 for the years ended December 29, 2000, December 31, 1999 and December 25, 1998, respectively.
Contingencies	The Company and other co-defendants have settled the Rocco and Carol D'Antonio v. United Shields Corporation, et al. case.

The Company is involved in various litigation and other routine matters which are incident to the Company's business. In the opinion of management, the ultimate disposition of such litigation and other matters will not have a material effect upon the Company's financial statements.

	United Shields Corporation And Subsidiaries Notes to Consolidated Financial Statements
Corrections of Errors	The 1998 gain on restructuring of debt of $62,500, which was incorrectly reported as an extraordinary item in previous reports, has been corrected and reported as additional paid in capital. This increased the net loss for the year ended December 25, 1998 from $2,443,649 to $2,506,149. The correction had no effect on the reported net loss per share.

In the fourth quarter of 2000, an adjustment was made to correct the gain on restructuring of debt reported in the first and second quarters of 2000. This gain has been changed from an extraordinary item to additional paid in capital. The net loss for the first and second quarters of 2000 has been increased from $344,565 to $391,098 and from $299,170 to $346,408, respectively. There is no effect on the reported net loss per share for those periods.

Going Concern	The accompanying Consolidated Financial Statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has not been able to secure sufficient equity capital to date and has sustained significant net losses since 1997. The losses have continued through the unaudited quarter ended March 30, 2001. In addition, during the year the Company became delinquent in the payment of approximately $243,489 of principal and interest on its Notes Payable-Related Parties. It has also not been able to meet the debt service coverage ratio covenants in loan agreements with several financial institutions. These delinquencies/loan covenant violations constitute a condition of default under the loan agreements with each of these related and non-related lenders.

The major PMT customer discussed previously has indicated its intention to move a large portion of its business closer to its new corporate headquarters in the Midwest. No firm timetable has been set for this move, but PMT management believes it will occur by late spring 2001. A significant new customer has been added by PMT in the 1st quarter 2001.

While the Company is making significant management and other organizational changes, it does not project a significant improvement in the overall Company operating results in the near term. Existing credit facilities at RPI, PMT and the Corporate office are in default and waivers have not been issued. There can be no assurance that revised or additional credit facilities can be arranged or that any long-term financial restructuring alternatives can be successfully initiated or implemented in the near term, in which case one or all of the subsidiaries, and possibly the Company, may be compelled to pursue a bankruptcy filing in the absence of a proposed or pre-approved financial restructuring.

United Shields Corporation

And Subsidiaries

Notes to Consolidated Financial Statements

Going Concern (continued)	These factors raise substantial doubt about the Company's ability to continue as a going concern.

The Company has retained operational, financial and legal advisors who are reviewing the operating and financial alternatives available to the Company.