Form 10QSB
period 2001-03-30
UNITED SHIELDS CORP/OH/
filed 2001-05-11
CIK 808432

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-QSB

(Mark One)

[ X ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 30, 2001.

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT.

For the transition period from ___NA_______ to ___NA_______

Commission file number 1-15879

UNITED SHIELDS CORPORATION

(Exact name of small business issuer as specified in its charter)

Colorado (State or other jurisdiction of incorporation or organization)	84-1049047 (IRS Employer Identification No.)

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

Yes          No

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 19,059,379 shares as of May 11, 2001.

Transitional Small Business Disclosure Format (check one):

Yes          No     X

UNITED SHIELDS CORPORATION

AND SUBSIDIARIES

INDEX

Part I.	Financial Information
	Item 1.	Consolidated Financial Statements
Consolidated Balance Sheets as of March 30, 2001 and December 29, 2000
Consolidated Statements of Operations for the three month periods ended
March 30, 2001 and March 31, 2000
Consolidated Statements of Cash Flows for the three month periods ended March 30, 2001 and March 31, 2000
Notes to Consolidated Financial Statements
	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II.	Other Information
	Item 1.	Legal Proceedings
	Item 3.	Default Upon Senior Securities
	Item 6.	Exhibits and Reports on Form 8-K
Signatures

United Shields Corporation

and Subsidiaries

Consolidated Balance Sheets

	March 30,	December 29,
	2001	2000

Assets

Current Assets:

Cash	$189,527	$272,358
Accounts receivable, net	4,668,700	4,326,782
Other receivables	72,300	57,416
Inventories	2,938,563	2,602,660
Prepaid expenses	91,593	66,474
Total current assets	7,960,683	7,325,690

Property, plant and equipment, at cost:

Land	776,638	776,638
Machinery and equipment	7,078,104	7,030,702
Office furniture and fixtures	187,530	182,503
Vehicles	61,084	61,084
Building and leasehold improvements	4,040,706	4,039,552
	12,144,062	12,090,479

Less accumulated depreciation	(2,900,334)	(2,584,976)

Net property, plant and equipment	9,243,728	9,505,503

Other assets:

Deposits	16,302	35,882
Restricted cash and short-term investments	250,000	944,395
Goodwill, net	4,149,477	4,238,034
Other	26,900	42,258
Total other assets	4,442,679	5,260,569

	$21,647,090 ========	$22,091,762 ========

The accompanying Notes to Consolidated Financial Statements are an integral part of the statements.

United Shields Corporation

and Subsidiaries

Consolidated Balance Sheets Continued

	March 30,	December 29,
	2001	2000

Liabilities and Stockholders' Equity

Current liabilities:

Revolving lines of credit - current	$5,234,455	$5,943,587
Notes payable - related parties - current	1,884,966	1,888,700
Notes payable - current	5,562,613	5,707,151
Capital lease obligation - current	67,455	65,347
Accounts payable	4,305,420	3,131,620
Accrued expenses and other current liabilities	882,498	1,124,411
Total current liabilities	17,937,407	17,860,816

Revolving lines of credit	-	-
Notes payable - related parties	232,942	203,020
Notes payable	241,531	257,623
Capital lease obligation	117,357	128,199
Deferred compensation	625,357	625,357
Total liabilities	19,154,594	19,075,015

Stockholders' equity:

Common stock - authorized 500,000,000 shares without par value; stated value $0.01; issued 19,454,875 shares at March 30, 2001 and March 31, 2000, respectively

	194,549	194,549
Treasury stock - at cost, 395,496 shares at March 30, 2001	(55,530)	-
Additional paid in capital	10,882,109	10,882,109
Accumulated deficit	(8,528,632)	(8,059,911)
Total stockholders' equity	2,492,496	3,016,747

	$21,647,090 ========	$22,091,762 ========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

United Shields Corporation

and Subsidiaries

Consolidated Statements of Operations

	Three Months Ended
	March 30,	March 31,
	2001	2000

Net sales	$7,213,312	$5,480,457
Cost of sales	6,340,794	4,543,409
Gross profit	872,518	937,048

Operating expenses:
Selling, general and administrative	878,058	870,551
Goodwill amortization	88,907	107,024
Total operating expenses	966,965	977,575

Loss from operations	(94,447)	(40,527)

Other income (expense):
Interest expense, net	(368,501)	(337,682)
Gain on sale of property
and equipment	-	500
Other	(5,773)	(13,389)
Total other expense	(374,274)	(350,571)

Net loss	$(468,721) =======	$(391,098) =======

Weighted average number of shares outstanding - basic and diluted	19,333,184	19,454,875
	========	========

Net loss per common share - basic and diluted	$(0.02) ========	$(0.02) ========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

United Shields Corporation

and Subsidiaries

Consolidated Statements of Cash Flows
	Three Months Ended
	March 30,	March 31,
	2001	2000
Net cash flows provided by (used in) operating activities:
Net loss	$(468,721)	$(391,098)
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities:
Depreciation and amortization - property and equipment	315,358	316,714
Amortization of goodwill, warrants and debt discount	124,399	136,953
Gain on sale of property and equipment	-	(500)
Stock options issued for compensation	-	91,666
Changes in working capital accounts:
Accounts and other receivables	(356,802)	720,992
Inventories	(335,903)	(224,497)
Prepaid expenses	(25,119)	(1,958)
Deposits and other	34,938	(35,639)
Accounts payable	1,173,800	36,889
Accrued expenses and other current liabilities	(241,913)	(207,530)

Net cash provided by operating activities	220,037	441,992

Cash flows provided by (used in) investing activities:
Purchases of property and equipment	(53,583)	(27,108)
Proceeds from sale of property and equipment	-	3,500
Purchases of Treasury Stock	(55,530)	-
Decrease in restricted short-term investments	694,395	-
Adjustment of subsidiary acquisition purchase price	-	229,500

Net cash provided by investing activities	585,282	205,892

Cash flows provided by (used in) financing activities:
Borrowings under revolving line of credit	70,320	-
Payments on revolving line of credit	(779,452)	(568,453)
Payments on notes payable - related parties	(9,654)	(270,886)
Payments on notes payable	(160,630)	(107,339)
Payments on capital lease obligations	(8,734)	(12,203)

Net cash used in financing activities	(888,150)	(958,881)

Net decrease in cash	(82,831)	(310,997)
Cash at beginning of period	272,358	544,980

Cash at end of period	$189,527 =======	$233,983 =======

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

United Shields Corporation

Notes To Consolidated Financial Statements

March 30, 2001

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

2. Summary of Significant Accounting Policies

a. Interim Financial Statements

The March 30, 2001 and March 31, 2000 financial data are unaudited, however, in the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the consolidated financial statements for the respective periods. Interim results are not necessarily indicative of results for a full year. The consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the fiscal year ended December 29, 2000.

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

Potential common shares relating to options and warrants to purchase common stock were not included in the weighted average number of shares for the three month periods ended March 30, 2001 and March 31, 2000 because their effect, if any, would have been anti-dilutive.

e. Correction of Error

The March 31, 2000 net loss been changed to reflect year-end 2000 adjusting entries.

3. Debt Instruments

On March 3, 2001, the Company renewed a $200,000 line of credit for three months at the banks' base rate. The line is secured by the personal guaranty of William A. Frey III, Chairman of United Shields Corporation.

4. Default Upon Senior Securities

The Company has several loan agreements with non-related parties that contain financial covenants relating to debt service coverage. At March 30, 2001, the Company's debt service coverage ratio was below the specified minimum and, therefore, the loan agreements are technically in default. Since the lenders have not provided the Company a waiver on the default, the entire balance due on the outstanding loans totaling $9,963,515 has been treated as a current liability in the accompanying financial statements. The Company is current on all note payments due to the non-related lenders with the exception of the prior owners of PMT. See Item 3, Legal Proceedings, for details concerning a lawsuit filed against the prior owners of PMT.

The Company is in default on payments of both principal and interest to various related parties. As a result, outstanding loan balances totaling $1,884,966 have been classified as current in the accompanying financial statements.

5. Business Segments

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

The following information about the two segments is for the three months ended March 30, 2001:

	Plastic
	Injection	Specialty
	Molding	Products	Totals

Revenues from external customers	$5,238,500	$1,974,812	$7,213,312
Interest expense, net	242,440	14,359	256,799
Depreciation and amortization- PP&E	291,411	23,029	314,440
Segment profit (loss)	(275,535)	27,663	(247,872)
Segment assets	17,513,451	3,781,009	21,294,460
Expenditures for segment assets	27,473	26,110	53,583

Reconciliation to Consolidated Amounts:	Revenues	Loss	Assets

Totals for reportable segments	$7,213,312	$(247,872)	$21,294,460
Corporate headquarters	-	-	352,630
Unallocated corporate headquarters expense	-	(220,849)	-
Total consolidated amounts	$7,213,312 ========	$(468,721) ========	$21,647,090 ========

Reconciliation to Consolidated Amounts:		Depreciation
	Interest	and amort -
	expense, net	PP&E

Totals for reportable segments	$256,799	$314,440
Other	-	-
Unallocated corporate headquarters expense (1)	111,702	918
Total consolidated amounts	$368,501 =======	$315,358 =======

The following information about the two segments is for the three months ended March 31, 2000:

	Plastic
	Injection	Specialty
	Molding	Products	Totals

Revenues from external customers	$4,536,765	$943,692	$5,480,457
Interest expense, net	239,537	8,917	248,454
Depreciation and amortization- PP&E	295,055	20,741	315,796
Segment profit (loss)	(54,308)	(19,965)	(74,273)
Segment assets	19,362,691	3,097,429	22,460,120
Expenditures for segment assets	17,247	25,296	42,543

Reconciliation to Consolidated Amounts:	Revenues	Loss	Assets

Totals for reportable segments	$5,480,457	$(74,273)	$22,460,120
Corporate headquarters	-	-	353,664
Unallocated corporate headquarters expense	-	(316,825)	-
Total consolidated amounts	$5,480,457 ========	$(391,098) ========	$22,813,784 ========

Reconciliation to Consolidated Amounts:	Interest	Depreciation
	expense,	and amort -
	net	PP&E

Totals for reportable segments	$248,454	$315,796
Other	-	-
Unallocated corporate headquarters expense (1)	89,228	918
Total consolidated amounts	$337,682 ======	$316,714 ======

(1) Interest expense, net for the Company's corporate headquarters includes non-cash warrant and debt discount amortization of $35,844 and $29,928 for the three month periods ended March 30, 2001 and March 31, 2000, respectively.

6. Going Concern

The accompanying Consolidated Financial Statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has not been able to secure sufficient equity capital to date and has sustained significant net losses since 1997. In addition, the Company is delinquent in the payment of principal and interest on its Notes Payable-Related Parties. It has also not been able to meet the debt service coverage ratio covenants in loan agreements with several financial institutions. These delinquencies/loan covenant violations constitute a condition of default under the loan agreements with each of these related and non-related lenders.

A major PMT customer has indicated its intention to move a large portion of its business from PMT to a molder that is closer to its new corporate headquarters in the Midwest. No firm timetable has been set for this move, but PMT management believes it will occur by late spring 2001.

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

Results of Operations

The following is a discussion of the results of operations for the quarter ended March 30, 2001, compared to the quarter ended March 31, 2000, and changes in financial condition for the first three months of 2001:

NET SALES. Net sales for the quarter ended March 30, 2001, increased $1,732,855 or 31.6% over sales recorded for the quarter ended March 31, 2000. Each period included 91 days. Sales increases of $1,063,172 or 39.6% at PMT and$1,031,120 or 109.3% at HMC, were partially offset by a $361,437 or 19.5% sales decrease at RPI. The large PMT increase resulted mainly from additional sales to its largest customer. Total sales to this customer were approximately 70% and 80% of total PMT sales in the first quarter of 2001 and 2000, respectively. Management anticipates that sales to this significant customer will decline substantially in the 2nd quarter of 2001 as a result of the customer's stated intention to move its business to a molder that is located in closer proximity to the customer's new corporate headquarters in the Midwest. The increase in HMC's sales resulted from a 103.1% increase in unit sales of flameless ration heaters reflecting the addition of a new prime contractor and the impact of delays in the final awarding of new contracts in 2000 which negatively affected HMC's 1st quarter 2000 delivery schedule. In addition, unit sales of shelf-stable meals increased 90.2%, a significant portion of which were the new, premium priced meals introduced late in the 1st quarter of 2000. Prices of flameless ration heaters and shelf-stable meals remained generally stable between periods. The decline in RPI's sales was attributable to a decline in the sales volume of existing customers and more competitive pricing of new customer business in the current quarter versus the comparable quarter in 2000.

COST OF SALES. Cost of sales for the quarter ended March 30, 2001, increased $1,797,385 or 39.6% over cost of sales recorded for the comparable period in 2000. PMT's cost of sales increased $943,056 or 40.2%, which was in line with their sales increase in the quarter. HMC's cost of sales increased $954,327 or 129.5% reflecting increased unit sales, higher material and labor costs for the new, premium priced shelf-stable meal and a costly special packaging project affecting the flameless ration heater business. RPI's cost of sales decreased $99,998 or 6.8% as a result of a sales volume decrease. The percentage decrease in cost of sales was less than the percentage decrease in sales mainly as a result of a sales product mix change in the current quarter compared to the same quarter in the prior year. Current quarter products had a higher material content component as a percentage of the selling price than products sold in the comparable 2000 period.

GROSS PROFIT. Gross profit decreased $64,530 or 6.9% in the current quarter compared to the same quarter in the prior year. PMT's gross profit increased $120,116 or 35.6%, however, its gross profit percentage declined slightly from 12.6 % to 12.2%. HMC's gross profit increased $76,793 or 37.1%, however, its gross profit percentage declined from 21.9% to 14.4%. This decrease resulted from a decline in licensing revenue, higher material and labor costs of the new, premium priced shelf-stable meal and the cost impact of a special packaging project relating to the flameless ration heater business. RPI's gross profit declined $261,439 or 66.6% and the gross profit percentage declined from 21.2% to 8.8% as a result of a decrease in sales volume, the impact of a change in the product sales mix and more competitive new customer product pricing in the current quarter.

OPERATING EXPENSES. Operating expenses decreased $10,610 or 1.1% in the current quarter compared to the same quarter in 2000. Increases at each subsidiary were generally offset by a decrease in corporate office operating expenses. The subsidiary increases reflect the effect of increased sales (HMC and PMT) and the impact of consultant costs incurred to assist with the in-progress operations turn around at PMT and RPI. The decrease in corporate office operating expenses reflects a reduction in salaries, legal expenses and accounting fees incurred in the current quarter compared to the same quarter in the prior year.

INTEREST EXPENSE, NET. Interest expense, net increased $30,819 or 9.1% in the current quarter compared to the same quarter in the prior year. The increase reflects increased average daily borrowings at PMT, HMC and the corporate office, which were partially offset by a decrease in average daily borrowings at RPI. A small decline in interest rates on notes with variable rates also had a favorable impact on interest expense during the current quarter compared to the same quarter in the prior year.

INCOME TAXES. No income tax benefits attributable to the losses from continuing operations were recorded in the quarters ended March 30, 2001 and March 31, 2000, as a result of the uncertainty associated with the realization of these tax deferred assets.

Liquidity and Capital Resources

The Company's primary source of liquidity has been cash generated from operating activities, borrowings from related parties and financial institutions, and proceeds from the issuance of the Company's Common Stock through its private placement program.

During the quarter ended March 30, 2001, cash on hand at the beginning of the quarter of $272,358, net cash provided by operations of $220,037 and net cash provided by investing activities of $585,282 were used to fund financing activities of $888,150. Net cash provided by operating activities resulted primarily from non-cash depreciation and amortization expenses and an increase in accounts payable, which were partially offset by an increase in accounts receivable, inventories, a reduction in accrued expenses and a net loss for the period. Net cash provided by investing activities resulted primarily from the liquidation of restricted short-term investments, offset somewhat by equipment purchases and the purchase of Treasury Stock in conjunction with the settlement of the lawsuit reported in the Company's 2000 Form 10KSB. Net cash provided by operating and investing activities was used to reduce outstanding debt of the Company.

The company is in violation of certain debt coverage covenant requirements included in several non-related party loan agreements. In addition, the Company is delinquent in the payment of principal and interest on several loans payable to related parties. As a result, these related and non-related party loans are in technical default and the outstanding loan balances are classified as current in the accompanying financial statements. All non-related party principal and interest payments are current at March 30, 2001.

A PMT customer that accounted for approximately 70% of PMT's current quarter sales has indicated its intention to move its business closer to its new corporate headquarters in the Midwest. No firm timetable has been given for this move, but PMT management believes it will occur by late spring 2001. A significant new customer was added in the current quarter; however, projected sales to this new customer in 2001 will not replace the loss of the previously mentioned significant customer. Shipments to this new customer will begin in mid-May 2001. Production of product for this new customer began in the current quarter and partially accounts for the inventory build-up since December 30, 2000.

While the Company is making significant management and organizational changes, it does not project a significant financial improvement in the overall Company operating results in the near term. As mentioned above, existing credit facilities at RPI, PMT and the corporate office are in default and waivers have not been issued. There can be no assurance that revised or additional credit facilities can be arranged or that any long-term financial restructuring alternatives can be successfully initiated and implemented in the near term, in which case one or all of the subsidiaries, and possibly the Company, may be compelled to pursue a bankruptcy filing in the absence of a proposed or pre-approved financial restructuring.

These factors raise substantial doubt about the Company's ability to continue as a going concern.

The Company has retained operational, financial and legal advisors who are reviewing the operating and financial alternatives available to the Company.

Part II - Other Information

Item 1. - Legal Proceedings

On March 30, 2001, the Company filed suit, seeking legal and equitable remedies, against the former owners of PMT for breach of contract, fraud, mutual mistake of fact, promissory estoppel and conversion related to the Company's acquisition of PMT. The case is pending in the Hamilton County, Ohio Court of Common Pleas and is captioned United Shields Corporation vs. Kirchner, et al. As a result of this filing, the Company has discontinued debt payments to the former owners.

Item 3. - Default Upon Senior Securities

The Company has several loan agreements with non-related parties that contain financial covenants relating to debt service coverage. At March 30, 2001, the Company's debt service coverage ratio was below the specified minimum and, therefore, the loan agreements are technically in default. Since the lenders have not provided waivers on the default, the entire balance due on the notes totaling $9,963,515 has been treated as a current liability in the accompanying financial statements. With the exception of the note payable to the former owners, the Company is current on all non-related party note payments. See Legal Proceedings above for the status of note payments to the former owners.

Item 6. - Exhibits and Reports on Form 8-K

(a)	Exhibits - None
(b)	Reports on Form 8-K - None

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

UNITED SHIELDS CORPORATION

Date:______________	_______________________________________ William A. Frey III Chairman and Principal Executive Officer

Date:______________	_______________________________________ John F. Quigley Senior Vice President and Principal Accounting Officer