Form 10QSB
period 2001-06-29
UNITED SHIELDS CORP/OH/
filed 2001-08-13
CIK 808432

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-QSB

(Mark One)

[ X ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 29, 2001.

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

Yes          No

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 19,059,379 shares as of August 6, 2001.

Transitional Small Business Disclosure Format (check one):

Yes          No     X

UNITED SHIELDS CORPORATION

AND SUBSIDIARIES

INDEX

Part I	Financial Information
	Item 1.	Consolidated Financial Statements
Consolidated Balance Sheets as of June 29, 2001 and December 29, 2000
Consolidated Statements of Operations for the three and six month periods ended June 29, 2001 and June 30, 2000
Consolidated Statements of Cash Flows for the six month periods ended June 29, 2001 and June 30, 2000
Notes to Consolidated Financial Statements
	Item 2.	Management's Discussion and Analysis of Financial Condition And Results of Operations
Part II.	Other Information
	Item 1.	Legal Proceedings
	Item 3.	Default Upon Senior Securities
	Item 6.	Exhibits and Reports on Form 8-K
Signatures

United Shields Corporation

and Subsidiaries

Consolidated Balance Sheets

	June 29,	December 29,
	2001	2000

Assets

Current Assets:

Cash	$222,687	$272,358
Accounts receivable, net	3,015,951	4,326,782
Other receivables	11,504	57,416
Inventories	2,673,132	2,602,660
Prepaid expenses	157,426	66,474
Total current assets	6,080,700	7,325,690

Property, plant and equipment, at cost:

Land	776,638	776,638
Machinery and equipment	7,082,582	7,030,702
Office furniture and fixtures	191,395	182,503
Vehicles	88,217	61,084
Building and leasehold improvements	4,040,704	4,039,552
	12,179,536	12,090,479

Less accumulated depreciation	(3,185,620)	(2,584,976)

Net property, plant and equipment	8,993,916	9,505,503

Other assets:

Deposits	5,276	35,882
Restricted cash and short-term investments	250,000	944,395
Goodwill, net	1,150,154	4,238,034
Other	28,899	42,258
Total other assets	1,434,329	5,260,569

	$16,508,945 ========	$22,091,762 ========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

United Shields Corporation

and Subsidiaries

Consolidated Balance Sheets Continued

	June 29,	December 29,
	2001	2000

Liabilities and Stockholders' Equity (Deficit)

Current liabilities:

Revolving lines of credit - current	$4,747,211	$5,943,587
Notes payable - related parties - current	1,859,661	1,888,700
Notes payable - current	5,563,478	5,707,151
Capital lease obligation - current	67,570	65,347
Accounts payable	3,043,929	3,131,620
Accrued expenses and other current liabilities	827,402	1,124,411
Total current liabilities	16,109,251	17,860,816

Notes payable - related parties	262,875	203,020
Notes payable	245,247	257,623
Capital lease obligation	102,742	128,199
Deferred compensation	625,357	625,357
Total liabilities	17,345,472	19,075,015

Stockholders' equity (deficit)

Common stock - authorized 500,000,000 shares without par value; stated value $0.01; issued 19,454,875 shares at June 29, 2001 and June 30, 2000, respectively	194,549	194,549
Additional paid in capital	10,882,109	10,882,109
Accumulated deficit	(11,857,655)	(8,059,911)
Treasury stock - at cost, 395,496 shares at June 29, 2001	(55,530)	-
Total stockholders' equity (deficit)	(836,527)	3,016,747

	$16,508,945 ========	$22,091,762 ========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

United Shields Corporation

and Subsidiaries

Consolidated Statements of Operations

	Quarter Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
	2001	2000	2001	2000

Net sales	$5,906,310	$6,186,881	$13,119,622	$11,667,338
Cost of sales	4,955,557	5,228,319	11,296,351	9,771,728
Gross profit	950,753	958,562	1,823,271	1,895,610

Operating expenses:
Selling, general and administrative	916,388	845,965	1,794,446	1,716,516
Goodwill amortization	88,557	108,578	177,464	215,602
Impairment loss on goodwill	2,910,766	-	2,910,766	-
Total operating expenses	3,915,711	954,543	4,882,676	1,932,118

Profit (loss) from operations	(2,964,958)	4,019	(3,059,405)	(36,508)

Other income (expense):
Interest expense, net	(362,329)	(386,145)	(730,830)	(723,827)
Gain (loss) on sale of property and equipment	(13,279)	3,783	(13,279)	4,283
Other	11,542	31,935	5,770	18,546
Total other expense	(364,066)	(350,427)	(738,339)	(700,998)

Net loss	$(3,329,024) ========	$(346,408) ========	$(3,797,744) ========	$(737,506) =======

Weighted average number of shares outstanding - basic and diluted	19,059,379 ========	19,454,875 ========	19,196,281 ========	19,454,875 =======

Net loss per common share - basic and diluted	$(0.17) =======	$(0.02) =======	$(0.20) =======	$(0.04) =======

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

United Shields Corporation

and Subsidiaries

Consolidated Statements of Cash Flows

	Six Months Ended
	June 29,	June 30,
	2001	2000
Net cash flows provided by (used in) operating activities:
Net loss	$(3,797,744)	$(737,508)
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities:
Depreciation and amortization - property and equipment	632,583	634,232
Amortization of goodwill, warrants and debt discount	248,805	287,291
Impairment loss on goodwill	2,910,766	-
Loss (gain) on sale of property and equipment	13,279	(4,283)
Stock options issued for compensation	-	91,666
Changes in working capital accounts:
Accounts and other receivables	1,356,743	361,524
Inventories	(70,472)	(268,592)
Prepaid expenses	(90,952)	14,689
Deposits and other	43,965	(26,694)
Accounts payable	(87,691)	339,981
Accrued expenses and other current liabilities	(297,009)	(48,326)

Net cash provided by operating activities	862,273	643,782

Cash flows provided by (used in) investing activities:
Purchases of property and equipment	(127,860)	(46,754)
Proceeds from sale of property and equipment	1,200	10,413
Decrease in restricted short-term investments	694,395	-
Adjustment of subsidiary acquisition purchase price	-	229,500

Net cash provided by investing activities	567,735	193,159

Cash flows provided by (used in) financing activities:
Borrowings under revolving line of credit	-	12,602
Payments on revolving line of credit	(1,196,376)	(1,097,799)
Borrowings under notes payable - related parties	-	200,000
Payments on notes payable - related parties	(40,875)	(280,542)
Borrowings on notes payable	127,352	350,528
Payments on notes payable	(283,401)	(348,652)
Payments on capital lease obligations	(30,849)	(29,356)
Purchases of Treasury Stock	(55,530)	-
Net cash used in financing activities	(1,479,679)	(1,193,219)

Net decrease in cash	(49,671)	(356,278)
Cash at beginning of period	272,358	544,980

Cash at end of period	$222,687 ======	$188,702 ======
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

United Shields Corporation

Notes To Consolidated Financial Statements

June 29, 2001

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

2. Summary of Significant Accounting Policies

a. Interim Financial Statements

The June 29, 2001 and June 30, 2000 financial data are unaudited, however, in the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the consolidated financial statements for the respective periods. Interim results are not necessarily indicative of results for a full year. The consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the fiscal year ended December 29, 2000.

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

Potential common shares relating to options and warrants to purchase common stock were not included in the weighted average number of shares for the periods ended June 29, 2001 and June 30, 2000 because their effect, if any, would have been anti-dilutive.

3. Debt Instruments

On June 8, 2001, the Company renewed a $200,000 line of credit through September 3, 2001 at the banks' base rate. The line is secured by the personal guaranty of a related party.

4. Default Upon Senior Securities

The Company has several loan agreements with non-related parties that contain financial covenants relating to debt service coverage. At June 29, 2001, the Company's debt service coverage ratio was below the specified minimum and, therefore, the loan agreements are technically in default. Since the lenders have not provided waivers on the default, the entire balance due on the notes totaling $9,442,725 has been treated as a current liability in the accompanying financial statements. In addition, two of the non-related party lenders who are owed a total of $6,456,966 have accelerated their loans and demanded payment; however, both lenders have signed forbearance agreements with September/October 2001 expiration dates. With the exception of the note payable to the former owners, the Company was current on all non-related party note payments at June 29, 2001. See Legal Proceedings for the status of note payments to the former owners.

The Company is in default on payments of both principal and interest to various related parties. As a result, outstanding loan balances totaling $1,859,661 have been classified as current in the accompanying financial statements.

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

The following information about the two segments is for the six months ended June 29, 2001:

	Plastic
	Injection	Specialty
	Molding	Products	Totals

Revenues from external customers	$8,832,100	$4,287,522	$13,119,622
Interest expense, net	480,569	29,148	509,717
Depreciation and amortization- PP&E	583,946	46,801	630,747
Segment profit (loss) (2)	(3,629,874)	230,120	(3,399,754)
Segment assets	12,486,225	3,732,925	16,219,150
Expenditures for segment assets	96,187	31,673	127,860
Reconciliation to Consolidated Amounts:
	Revenues	Loss	Assets

Totals for reportable segments	$13,119,622	$(3,399,754)	$16,219,150
Corporate headquarters	-	-	289,795
Unallocated corporate headquarters expense	-	(397,990)	-
Total consolidated amounts	$13,119,622 ========	$(3,797,744) ========	$16,508,945 ========

Reconciliation to Consolidated Amounts:		Depreciation
	Interest	and amort -
	expense, net	PP&E

Totals for reportable segments	$509,717	$630,747
Other	-	-
Unallocated corporate headquarters expense (1)	221,113	1,836
Total consolidated amounts	$730,830 =======	$632,583 =======

The following information about the two segments is for the six months ended June 30, 2000:

	Plastic
	Injection	Specialty
	Molding	Products	Totals

Revenues from external customers	$9,004,492	$2,662,846	$11,667,338
Interest expense, net	500,431	18,965	519,396
Depreciation and amortization- PP&E	590,831	41,565	632,396
Segment profit (loss)	(185,401)	77,764	(107,637)
Segment assets	18,872,499	3,516,428	22,388,927
Expenditures for segment assets	30,452	16,302	46,754

Reconciliation to Consolidated Amounts:	Revenues	Loss	Assets

Totals for reportable segments	$11,667,338	$(107,637)	$22,388,927
Corporate headquarters	-	-	348,489
Unallocated corporate headquarters expense	-	(629,869)	-
Total consolidated amounts	$11,667,338 ========	$(737,506) ========	$22,737,416 ========
Reconciliation to Consolidated Amounts:	Interest	Depreciation
	expense,	and amort -
	net	PP&E

Totals for reportable segments	$519,396	$632,396
Other	-	-
Unallocated corporate headquarters expense (1)	204,431	1,836
Total consolidated amounts	$723,827 ======	$634,232 ======

The following information about the two segments is for the quarter ended June 29, 2001:

	Plastic
	Injection	Specialty
	Molding	Products	Totals

Revenues from external customers	$3,593,600	$2,312,710	$5,906,310
Interest expense, net	238,129	14,789	252,918
Depreciation and amortization- PP&E	292,535	23,772	316,307
Segment profit (loss) (2)	(3,354,339)	202,457	(3,151,882)
Segment assets	12,486,225	3,732,925	16,219,150
Expenditures for segment assets	68,714	5,563	74,277

Reconciliation to Consolidated Amounts:
	Revenues	Loss	Assets

Totals for reportable segments	$5,906,310	$(3,151,882)	$16,219,150
Corporate headquarters	-	-	289,795
Unallocated corporate headquarters expense	-	(177,142)	-
Total consolidated amounts	$5,906,310 ========	$(3,329,024) ========	$16,508,945 ========

Reconciliation to Consolidated Amounts:		Depreciation
	Interest	and amort -
	expense, net	PP&E

Totals for reportable segments	$252,918	$316,307
Other	-	-
Unallocated corporate headquarters expense (1)	109,411	918
Total consolidated amounts	$362,329 =======	$317,225 =======

The following information about the two segments is for the quarter ended June 30, 2000:

	Plastic
	Injection	Specialty
	Molding	Products	Totals

Revenues from external customers	$4,467,727	$1,719,154	$6,186,881
Interest expense, net	260,894	10,048	270,942
Depreciation and amortization- PP&E	295,776	20,824	316,600
Segment profit (loss)	(131,093)	97,729	(33,364)
Segment assets	18,872,499	3,516,428	22,388,927
Expenditures for segment assets	13,205	6784	19,989

Reconciliation to Consolidated Amounts:	Revenues	Loss	Assets

Totals for reportable segments	$6,186,881	$(33,364)	$22,388,927
Corporate headquarters	-	-	348,489
Unallocated corporate headquarters expense	-	(313,044)	-
Total consolidated amounts	$6,186,881 ========	$(346,408) ========	$22,737,416 ========

Reconciliation to Consolidated Amounts:	Interest	Depreciation
	expense,	and amort -
	net	PP&E

Totals for reportable segments	$270,942	$316,600
Other	-	-
Unallocated corporate headquarters expense (1)	115,203	918
Total consolidated amounts	$386,145 ======	$317,518 ======

(1) Interest expense, net for the Company's corporate headquarters includes non-cash warrant and debt discount amortization of $46,493 and $41,760 for the quarter and $82,337 and $71,688 for the six month periods ended June 29, 2001 and June 30, 2000, respectively.

(2) The loss for the Plastic Injection Molding segment includes a non-cash charge of $2,910,766 representing an impairment loss on goodwill.

6. Impact of Recently Issued Accounting Standards

On July 20, 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. The Company will adopt SFAS No. 141 on July 1, 2001 and does not expect a material effect on the Company's financial position or results of operations.

SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long Lived Assets and for Long-Lived Assets to be Disposed Of.

The Company will adopt SFAS No. 142 on January 1, 2002, as required. The effect of the adoption on the Company's financial position and results of operations cannot be estimated. The effect will be the difference in no longer amortizing goodwill and any impairment that is determined. Goodwill amortization is approximately $101,000 per year.

7. Impairment Loss on Goodwill

Based on the significant decline in RPI's year-to-date 2001 operating results compared to prior years and projections for the next twelve months that have been revised significantly downward, the Company concluded that the subsidiary's estimated undiscounted future operating cash flows did not justify the continued existence of goodwill. Therefore, the subsidiary's goodwill balance of $2,910,766 was written off at June 29, 2001 and included in the Consolidated Statement of Operations as an impairment loss on goodwill.

8. Legal Proceedings

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

9. Going Concern

The accompanying Consolidated Financial Statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has not been able to secure sufficient equity capital to date, has sustained significant net losses since 1997 and is in violation of certain debt coverage covenant requirements included in several non-related party loan agreements. In addition, the Company is delinquent in the payment of principal and interest on several loans payable to related parties. As a result, these related and non-related party loans are in technical default and the outstanding loan balances are classified as current in the accompanying financial statements. In addition, two non-related party lenders who are owed a total of $6,456,966 by PMT and RPI have accelerated their loans and demanded payment. However, both lenders have signed forbearance agreements that will give the Company time to continue a search for buyers for the two subsidiaries. The forbearance agreements expire in September/October 2001 at which time the lenders may decide to foreclose on the properties if viable buyers have not been found. If this were to occur, one or both of the subsidiaries, and possibly the Company, may be compelled to pursue a bankruptcy filing.

The RPI lender referred to in the previous paragraph has also reduced the funds available to RPI with respect to an outstanding line of credit. The lender has indicated a willingness to approve overdraws on the line if necessary to keep the subsidiary operational; however, the lender is under no obligation to do so. The PMT line of credit also has an availability restriction that is making it difficult for the subsidiary to pay its vendors on a timely basis. The PMT lender has also indicated a desire to avoid an interruption in PMT's operation; however, there can be no assurance that the lender will provide the credit that may be necessary to avoid such an interruption..

These factors raise substantial doubt about the Company's ability to continue as a going concern.

The Company has retained operational, financial and legal advisors who are advising the Company as to the alternatives that are available under the circumstances. The Company has also retained a mergers/acquisition advisor who is attempting to find buyers for the PMT and RPI subsidiaries.

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

Results of Operations

The following is a discussion of the results of operations for the quarter and six month period ended June 29, 2001, compared to the quarter and six month period ended June 30, 2000, and changes in financial condition for the first six months of 2001:

NET SALES. Net sales for the quarter ended June 29, 2001 decreased $280,571 or 4.5% from the same period in the prior year. Net sales for the six-month period ended June 29, 2001, increased $1,452,284 or 12.4% compared to the same period in 2000. Sales decreases in the quarter ended June 29, 2001 of $447,125 or 24.4% at RPI and $427,002 or 16.2% at PMT were partially offset by a $593,556 or 34.5% increase in sales at HMC. The six-month sales increase is reflective of a 61.0% and 12.0% increase at HMC and PMT, respectively, which was partially offset by a 21.9% decrease at RPI. The decline in RPI's quarterly and six-month sales was attributable to a decline in sales volume of existing customers and more competitive pricing of new customer business than in the comparable periods in 2000. The decrease in PMT's quarterly sales and the increase in sales during the six-month period in 2001 compared to 2000 were both related to sales activity with its largest customer. Sales to this customer during the quarter and six-month period ended June 29, 2001 were 35% and 57% of total PMT sales, respectively. The sales decrease in the current quarter is reflective of this customer's decision to move all its business to a molder located in closer proximity to the customer's new corporate headquarters in the Midwest. PMT ceased production for this customer in mid June. The increase in HMC's sales resulted from an 11% and 43% increase in unit sales of flameless ration heaters during the quarter and six-month period, respectively, and a 63% and 74% increase in unit sales of shelf-stable meals in the quarter and six-month period, respectively. A significant portion of the shelf-stable meal sales in both the quarter and six-month period were the new, premium priced meals introduced late in the first quarter of 2000. Prices of flameless ration heaters and shelf stable meals remained generally stable between periods.

COST OF SALES. Cost of sales for the quarter ended June 29, 2001 decreased $272,762 or 5.2% compared to the same quarter in 2000. Cost of sales for the six-month period ended June 29, 2001 increased $1,524,623 or 15.6% compared to the year earlier period. The cost of sales increase at HMC and the decrease at RPI and PMT during the quarter were in line with each subsidiary's sales increase/decrease. The cost of sales increases at HMC and PMT over the six-month period were only partially offset by a decrease registered by RPI. HMC's increase was 65.8% compared to a sales increase of 61.0% and RPI's decrease was 14.7% compared to a 21.9% sales decrease. PMT's increase was in line with its sales for the six-month period. HMC's percentage increase was greater than its sales percentage increase mainly as a result of costs associated with a special packaging project in the first quarter that adversely affected the flameless ration heater business. RPI's cost of sales percentage decrease was less than its six-month sales percentage decrease as a result of a sales product mix change in 2001 which resulted in sales of products that had a higher material content component as a percentage of the selling price than products sold in the comparable 2000 period.

GROSS PROFIT. Gross profit decreased $7,809 or 0.8% and $72,339 or 3.8% in the quarter and six-month period ended June 29, 2001, respectively. The gross margin percentage was 16.1% in the quarter ended June 29, 2001 compared to 15.5% in the same quarter in 2000. The gross margin percentage for the six-month period ended June 29, 2001 was 13.9% compared to 16.2% for the similar 2000 period. The reasons for this margin percentage decrease are detailed in the Cost of Sales analysis above.

OPERATING EXPENSES. Operating expenses increased $2,961,168 or 310.2% and $2,950,558 or 152.7% in the quarter and six-month period ended June 29, 2001, respectively, compared to the same periods ended June 30, 2000. These increases primarily reflect a non-cash charge for impairment of goodwill at RPI which is more fully described in the notes to the financial statements. If the $2,910,766 impairment loss on goodwill is removed from the 2001 quarter and six month totals, operating expenses increased $50,402 or 5.3% and $39,792 or 2.1%, respectively. Increases at each subsidiary were somewhat offset by decreases in corporate office operating expenses. The subsidiary increases reflect increased sales (HMC & PMT) and the impact of consultant costs incurred to assist with ongoing operational challenges (PMT and RPI). The decrease in corporate office operating expenses reflects a reduction in salaries, legal expenses and accounting fees incurred in the current quarter and six-month period compared to the comparable 2000 periods.

INTEREST EXPENSE, NET. Interest expense, net decreased $23,816 or 6.2% in the quarter ended June 29, 2001 compared to the quarter ended June 30, 2000. Interest expense, net increased $7,003 or 1.0% in the six-month period ended June 29, 2001 compared to the similar period in 2000. Lower average daily borrowings by the RPI and PMT subsidiaries and generally lower interest rates on all variable rate loans in the current quarter compared to the same quarter in the prior year were somewhat offset by higher average borrowings at HMC. For the six-month period ended June 29, 2001, generally lower interest rates on variable rate loans and lower average borrowings by RPI were offset by increased average borrowings at HMC, PMT and the corporate office.

INCOME TAXES. No income tax benefits attributable to the losses from continuing operations were recorded in the quarters ended June 29, 2001 and June 30, 2000, as a result of the uncertainty associated with the realization of these tax deferred assets.

Liquidity and Capital Resources

The Company's primary sources of liquidity have been cash generated from operating activities, borrowings from related parties and financial institutions and proceeds from the issuance of the Company's Common Stock through its private placement program.

During the six month period ended June 29, 2001, cash on hand at the beginning of the period of $272,358, net cash provided by operations of $862,273 and net cash provided by investing activities of $567,735 were used to fund financing activities of $1,479,679. Net cash provided by operating activities resulted primarily from non-cash depreciation and amortization expenses, a non-cash impairment loss on goodwill and a decrease in accounts receivable, which were partially offset by a reduction in accounts payable and accrued expenses and a net loss for the period. Net cash provided by investing activities resulted primarily from the liquidation of restricted short-term investments, offset somewhat by equipment purchases and the purchase of Treasury Stock. Net cash provided by operating and investing activities was used to reduce outstanding debt of the Company.

A PMT customer that accounted for approximately 35% of PMT's current quarter sales has moved its business to a molder that is closer to its new corporate headquarters in the Midwest. This move occurred in mid-June. A significant new customer was added in the first quarter of 2001; however, projected sales to this new customer in 2001 will not replace the loss of the previously mentioned significant customer. Shipments to this new customer began in mid-May 2001.

The company is in violation of certain debt coverage covenant requirements included in several non-related party loan agreements. In addition, the Company is delinquent in the payment of principal and interest on several loans payable to related parties. As a result, these related and non-related party loans are in technical default and the outstanding loan balances are classified as current in the accompanying financial statements. In addition, two non-related party lenders who are owed a total of $6,456,966 by PMT and RPI have accelerated their loans and demanded payment. However, both lenders have signed forbearance agreements that will give the Company time to continue a search for buyers for the two subsidiaries. The forbearance agreements expire in September/October 2001 at which time the lenders may decide to foreclose on the properties if viable buyers have not been found. If this were to occur, one or both of the subsidiaries, and possibly the Company, may be compelled to pursue a bankruptcy filing.

The RPI lender referred to in the previous paragraph has also reduced the funds available to RPI with respect to an outstanding line of credit. The lender has indicated a willingness to approve overdraws on the line if necessary to keep the subsidiary operational; however, the lender is under no obligation to do so. The PMT line of credit also has an availability restriction that is making it difficult for the subsidiary to pay its vendors on a timely basis. The PMT lender has also indicated a desire to avoid an interruption in PMT's operation; however, there can be no assurance that the lender will provide enough credit to avoid an interruption and the attendant consequences.

These factors raise substantial doubt about the Company's ability to continue as a going concern.

The Company has retained financial and legal advisors who are advising the Company as to the alternatives that are available under the circumstances. The Company has also retained a mergers/acquisition advisor who is attempting to find buyers for the PMT and RPI subsidiaries.

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

Item 3. - Default Upon Senior Securities

The Company has several loan agreements with non-related parties that contain financial covenants relating to debt service coverage. At June 29, 2001, the Company's debt service coverage ratio was below the specified minimum and, therefore, the loan agreements are technically in default. Since the lenders have not provided waivers on the default, the entire balance due on the notes totaling $9,442,725 has been treated as a current liability in the accompanying financial statements. In addition, two of the non-related party lenders who are owed a total of $6,456,966 have accelerated their loans and demanded payment; however, both lenders have signed forbearance agreements with September/October 2001 expiration dates. With the exception of the note payable to the former owners, the Company was current on all non-related party note payments at June 29, 2001. See Legal Proceedings above for the status of note payments to the former owners.

Item 6. - Exhibits and Reports on Form 8-K

(a)	Exhibits - None
(b)	Reports on Form 8-K - None

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

UNITED SHIELDS CORPORATION

Date: 8/13/01	/s/ William A. Frey III William A. Frey III Chairman and Principal Executive Officer

Date: 8/13/01	/s/ John F. Quigley John F. Quigley Senior Vice President and Principal Accounting Officer