Form 10QSB
period 2001-09-28
UNITED SHIELDS CORP/OH/
filed 2001-11-19
CIK 808432

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-QSB

(Mark One)

[ X ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 28, 2001.

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

Yes          No

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 19,059,379 shares as of November 5, 2001.

Transitional Small Business Disclosure Format (check one):

Yes          No     X

UNITED SHIELDS CORPORATION

AND SUBSIDIARIES

INDEX

Part I.	Financial Information
	Item 1.	Consolidated Financial Statements
Consolidated Balance Sheets as of September 28, 2001 and December 29, 2000
Consolidated Statements of Operations for the three and nine month periods ended September 28, 2001 and September 29, 2000
Consolidated Statements of Cash Flows for the nine month periods ended September 28, 2001 and September 29, 2000
Notes to Consolidated Financial Statements
	Item 2.	Management's Discussion and Analysis of Financial Condition And Results of Operations

Part II.	Other Information
	Item 1.	Legal Proceedings
	Item 3.	Default Upon Senior Securities
	Item 6.	Exhibits and Reports on Form 8-K
Signatures

United Shields Corporation

and Subsidiaries

Consolidated Balance Sheets

	September 28,	December 29,
	2001	2000

Assets
Current Assets:

Cash	$123,380	$272,358
Accounts receivable, net	2,148,179	4,326,782
Other receivables	30,312	57,416
Inventories	2,314,522	2,602,660
Prepaid expenses and other	272,892	66,474
Total current assets	4,889,285	7,325,690

Property, plant and equipment, at cost:

Land	776,638	776,638
Machinery and equipment	7,124,248	7,030,702
Office furniture and fixtures	191,520	182,503
Vehicles	88,217	61,084
Building and leasehold improvements	3,640,704	4,039,552
	11,821,327	12,090,479

Less accumulated depreciation	(3,503,331)	(2,584,976)

Net property, plant and equipment	8,317,996	9,505,503

Other assets:

Deposits	28,357	35,882
Restricted cash and short-term investments	-	944,395
Goodwill, net	1,124,876	4,238,034
Other	26,587	42,258
Total other assets	1,179,820	5,260,569

	$14,387,101 ========	$22,091,762 ========

The accompanying Notes to Consolidated Financial Statements are an integral part of the statements.

United Shields Corporation

and Subsidiaries

Consolidated Balance Sheets (continued)

	September 28,	December 29,
	2001	2000

Liabilities and Stockholders' Equity (Deficit)

Current liabilities:

Revolving lines of credit - current	$4,524,455	$5,943,587
Notes payable - related parties - current	2,154,382	1,888,700
Notes payable - current	5,286,395	5,707,151
Capital lease obligation - current	68,198	65,347
Accounts payable	2,315,437	3,131,620
Accrued expenses and other current liabilities	965,655	1,124,411
Total current liabilities	15,314,522	17,860,816

Notes payable - related parties	-	203,020
Notes payable	250,492	257,623
Capital lease obligation	100,751	128,199
Deferred compensation	625,357	625,357
Total liabilities	16,291,122	19,075,015

Stockholders' equity (deficit):

Common stock - authorized 500,000,000 shares without par value; stated value $0.01; issued 19,454,875 shares at September 28, 2001 and December 29, 2000, respectively	194,549	194,549

Treasury stock - at cost, 395,496 shares at September 28, 2001	(55,530)	-
Additional paid in capital	10,882,109	10,882,109
Accumulated deficit	(12,925,149)	(8,059,911)
Total stockholders' equity (deficit)	(1,904,021)	3,016,747

	$14,387,101 ========	$22,091,762 ========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

United Shields Corporation

and Subsidiaries

Consolidated Statements of Operations

	Quarter Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
	2001	2000	2001	2000

Net sales	$5,147,891	$6,169,538	$18,267,513	$17,836,876
Cost of sales	4,490,896	5,395,824	15,787,247	15,167,552
Gross profit	656,995	773,714	2,480,266	2,669,324

Operating expenses:
Selling, general and administrative	981,903	772,008	2,776,349	2,488,524
Goodwill amortization	25,278	106,265	202,742	321,867
Impairment loss on goodwill	-	-	2,910,766	-
Impairment loss on property	400,000	-	400,000	-
Total operating expenses	1,407,181	878,273	6,289,857	2,810,391

Loss from operations	(750,186)	(104,559)	(3,809,591)	(141,067)

Other income (expense):
Interest expense, net	(302,113)	(393,966)	(1,032,943)	(1,117,793)
Gain (loss) on sale of equipment	-	-	(13,279)	4,283
Other	(15,194)	(45,712)	(9,425)	(27,166)
Total other expense	(317,307)	(439,678)	(1,055,647)	(1,140,676)

Net loss	$(1,067,493) ========	$(544,237) ========	$(4,865,238) =========	$(1,281,743) =========

Weighted average number of shares outstanding -
basic and diluted	19,059,379 ========	19,454,875 ========	19,150,648 ========	19,454,875 ========

Net loss per common share - basic and diluted	$(0.06) ========	$(0.03) ========	$(0.25) ========	$(0.07) ========

United Shields Corporation

and Subsidiaries

Consolidated Statements of Cash Flows

	Nine Months Ended
	September 28,	September 29,
	2001	2000
Net cash flows provided by (used in) operating activities:
Net loss	$(4,865,238)	$(1,281,743)
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities:
Depreciation and amortization - property, plant and equipment	950,294	952,647
Amortization of goodwill, warrants and debt discount	309,929	429,401
Impairment loss on goodwill and property	3,310,766	-
Loss (gain) on sale of property and equipment	13,279	(4,283)
Stock options issued for compensation	-	91,666
Changes in working capital accounts:
Accounts and other receivables	2,205,707	549,698
Inventories	288,138	(451,534)
Prepaid expenses and other	(206,418)	14
Deposits and other	23,196	(25,132)
Accounts payable	(816,183)	506,152
Accrued expenses and other current liabilities	(158,756)	8,499

Net cash provided by operating activities	1,054,714	775,385

Cash flows provided by (used in) investing activities:
Purchases of property and equipment	(169,651)	(100,354)
Proceeds from sale of property and equipment	1,200	10,413
Decrease in restricted short-term investments	944,395	-
Adjustment of subsidiary acquisition purchase price	-	229,500

Net cash provided by investing activities	775,944	139,559

Cash flows provided by (used in) financing activities:
Borrowings under revolving line of credit	92,800	49,552
Payments on revolving line of credit	(1,511,932)	(717,799)
Borrowings under notes payable - related parties	-	200,000
Payments on notes payable - related parties	(44,875)	(315,198)
Borrowings on notes payable	162,427	350,528
Payments on notes payable	(590,314)	(475,053)
Payments on capital lease obligations	(32,212	(44,513)
Purchases of Treasury Stock	(55,530)	-

Net cash used in financing activities	(1,979,636)	(952,483)

Net decrease in cash	(148,978)	(37,539)

Cash at beginning of period	272,358	544,980
Cash at end of period	$123,380 ======	$507,441 ======

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

United Shields Corporation

Notes To Consolidated Financial Statements

September 28, 2001

1. Company Description

United Shields Corporation ("USC" or the "Company") is a Cleveland, Tennessee-based holding company that currently owns three operating subsidiaries: The HeaterMeals Company ("HMC"), which manufactures and markets patented, portable electrochemical heaters and a line of shelf-stable meals that incorporate such heaters, and R. P. Industries, Inc. ("RPI") and Pittsfield Mold and Tool, Inc. ("PMT") which are engaged in the production of molded plastic components and finished products of original equipment manufacturers. However, see Note 8 for information relating to the contingent sale of RPI on September 5, 2001 and the Letter of Intent relating to the potential sale of PMT.

2. Summary of Significant Accounting Policies

a. Interim Financial Statements

The September 28, 2001 and September 29, 2000 financial data are unaudited, however, in the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the consolidated financial statements for the respective periods. Interim results are not necessarily indicative of results for a full year. The consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the fiscal year ended December 29, 2000.

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

d. Per Share Data

Potential common shares relating to options and warrants to purchase common stock were not included in the weighted average number of shares for the periods ended September 28, 2001 and September 29, 2000 because their effect, if any, would have been anti-dilutive.

e. Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 142, Goodwill and Intangible Assets. SFAS 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS 142. Major provisions of this Statement and the effective date for the Company are as follows:

-  Goodwill, as well as tangible assets with indefinite lives, acquired after June 30, 2001 will not be amortized. Effective December 29, 2001, all previously recognized goodwill and intangible assets with indefinite lives will no longer be subject to amortization.

-  Effective December 29, 2001, goodwill and intangible assets with indefinite lives will be tested for impairment annually and whenever there is an impairment indicator.

-  All acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting.

Although it is still reviewing the provisions of this Statement, management's preliminary assessment is that this Statement will not have a material impact on the Company's financial position or results of operations.

In August 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This Statement supercedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and Accounting Principles Board (APB) Opinion No. 30, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that Opinion). The Statement is effective for fiscal years beginning after December 15, 2001. This Statement retains the requirements of SFAS 121 related to long-lived assets impairment loss recognition and measurement, but removes goodwill and certain intangibles from its scope. The Statement also requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and broadens the presentation of discontinued operation to include more disposal transactions. Although it is still reviewing the provisions of this Statement, management's preliminary assessment is that this Statement will not have a material impact on the Company's financial position or results of operations.

3. Debt Instruments

The Company renewed two $200,000 lines of credit through March 2002 at the banks' base rate. The lines are secured by the personal guaranty of a related party.

4. Default Upon Senior Securities

The Company has several loan agreements with non-related parties that contain financial covenants relating to debt service coverage. At September 28, 2001, the Company's debt service coverage ratio was below the specified minimum and, therefore, these loan agreements are technically in default. In addition, PMT was in payment default to its equipment lender and to the former owners at September 28, 2001. Since none of these lenders have provided waivers on the defaults, the entire balance due on the notes totaling $8,830,738 has been treated as a current liability in the accompanying financial statements. In addition, two of the non-related party lenders who are owed a total of $6,118,736 have accelerated their loans and demanded payment; however, the two lenders have signed forbearance agreements with late November 2001 and March 2002 expiration dates, respectively. See Note 7 for the status of note payments to the former owners.

The Company is also in default on payments of both principal and interest to various related parties. As a result, outstanding loan balances totaling $2,154,380 have been classified as current in the accompanying financial statements.

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

The following information about the two segments is for the nine months ended September 28, 2001:

	Plastic
	Injection	Specialty
	Molding	Products	Totals

Revenues from external customers	$11,730,993	$6,536,520	$18,267,513
Interest expense, net	658,610	43,084	701,694
Depreciation and amortization- PP&E	876,128	71,412	947,540
Segment profit (loss)(2)	(4,749,148)	378,445	(4,370,703)
Segment assets	10,479,442	3,884,269	14,363,711
Expenditures for segment assets	99,628	70,023	169,651

Reconciliation to Consolidated Amounts:	Revenues	Loss	Assets

Totals for reportable segments	$18,267,513	$(4,370,703)	$14,363,711
Corporate headquarters	-	-	23,390
Unallocated corporate headquarters expense	-	(494,535)	-
Total consolidated amounts	$18,267,513 ========	$(4,865,238) ========	$14,387,101 ========

Reconciliation to Consolidated Amounts:		Depreciation
	Interest	and amort -
	expense, net	PP&E

Totals for reportable segments	$701,694	$947,540
Other	-	-
Unallocated corporate headquarters expense (1)	331,249	2,754
Total consolidated amounts	$1,032,943 =======	$950,294 =======

The following information about the two segments is for the nine months ended September 29, 2000:

	Plastic
	Injection	Specialty
	Molding	Products	Totals

Revenues from external customers	$13,367,832	$4,469,044	$17,836,876
Interest expense, net	767,651	29,268	796,919
Depreciation and amortization- PP&E	886,770	63,123	949,893
Segment profit (loss)	(620,294)	247,702	(372,592)
Segment assets	18,931,978	3,402,612	22,334,590
Expenditures for segment assets	69,352	31,002	100,354

Reconciliation to Consolidated Amounts:	Revenues	Loss	Assets

Totals for reportable segments	$17,836,876	$(372,592)	$22,334,590
Corporate headquarters	-	-	358,166
Unallocated corporate headquarters expense	-	(909,151)	-
Total consolidated amounts	$17,836,876 ========	$(1,281,743) ========	$22,692,756 ========

Reconciliation to Consolidated Amounts:	Interest	Depreciation
	expense,	and amort -
	net	PP&E

Totals for reportable segments	$796,919	$949,893
Other	-	-
Unallocated corporate headquarters expense (1)	320,874	2,754
Total consolidated amounts	$1,117,793 =======	$952,647 ======

The following information about the two segments is for the quarter ended September 28, 2001:

	Plastic
	Injection	Specialty
	Molding	Products	Totals

Revenues from external customers	$2,898,893	$2,248,998	$5,147,891
Interest expense, net	178,041	13,936	191,977
Depreciation and amortization- PP&E	292,182	24,611	316,793
Segment profit (loss)(2)	(1,119,274)	148,325	(970,949)
Segment assets	10,479,442	3,884,269	14,363,711
Expenditures for segment assets	3,441	38,350	41,791

Reconciliation to Consolidated Amounts:	Revenues	Loss	Assets

Totals for reportable segments	$5,147,891	$(970,949)	$14,363,711
Corporate headquarters	-	-	23,390
Unallocated corporate headquarters expense	-	(96,543)	-
Total consolidated amounts	$5,147,891 ========	$1,067,493 ========	$14,387,101 ========

Reconciliation to Consolidated Amounts:	Interest	Depreciation
	expense,	and amort -
	net	PP&E

Totals for reportable segments	$191,977	$316,793
Other	-	-
Unallocated corporate headquarters expense (1)	110,136	918
Total consolidated amounts	$302,113 ======	$317,711 ======

The following Information about the two segments is for the quarter ended September 29, 2000.

	Plastic
	Injection	Specialty
	Molding	Products	Totals

Revenues from external customers	$4,363,340	$1,806,198	$6,169,538
Interest expense, net	267,220	10,303	277,523
Depreciation and amortization- PP&E	295,939	21,558	317,497
Segment profit (loss)	(434,893)	169,938	(264,955)
Segment assets	18,931,978	3,402,612	22,334,590
Expenditures for segment assets	38,900	14,700	53,600

Reconciliation to Consolidated Amounts:	Revenues	Loss	Assets

Totals for reportable segments	$6,169,538	$(264,955)	$22,334,590
Corporate headquarters	-	-	358,166
Unallocated corporate headquarters expense	-	(279,282)	-
Total consolidated amounts	$6,169,538 ========	$(544,237) ========	$22,692,756 ========

Reconciliation to Consolidated Amounts:	Interest	Depreciation
	expense,	and amort -
	net	PP&E

Totals for reportable segments	$277,523	$317,497
Other	-	-
Unallocated corporate headquarters expense (1)	116,443	918
Total consolidated amounts	$393,966 ======	$318,415 ======

Interest expense, net for the Company's corporate headquarters includes non-cash warrant and debt discount amortization of $40,311 and $35,844 for the quarter and $122,648 and $107,532 for the nine month periods ended September 29, 2001 and September 2000, respectively.

The loss for the Plastic Injection Molding segment includes non-cash charges totaling $400,000 and $3,310,766 in the quarter and nine month period, respectively, representing impairment losses on property and goodwill.

6. Impairment Loss on Property and Goodwill

The impact on PMT of the loss of a significant customer, particularly as it relates to PMT's value as an ongoing operation, combined with the downturn in the general economy, has caused management to conclude that the market value of PMT's real estate was impaired at September 28, 2001. As a result, the decision was made to write down the real estate to estimated net realizable value. This decision resulted in a $400,000 charge against 3rd quarter earnings that is classified in the Consolidated Statement of Operations as an impairment loss on property.

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

7. Legal Proceedings

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

8. Sale Of Subsidiaries

The Company signed a Share Purchase Agreement on September 5, 2001, wherein it agreed to sell 75% of the outstanding shares of RPI to an unrelated buyer for $1 and a $1,550,000 Promissory Note payable in installments through June 30, 2010. Final consummation of the Agreement is contingent upon the ability of the prospective buyer to obtain financing that will pay off the current lender, who has threatened foreclosure (see Note 9). The Company guarantees this lender's debt and various other debt of RPI. No material gain or loss on the sale is anticipated if the prospective buyer obtains financing and the sale is finalized. Management is unable to predict the success or failure of this refinancing effort.

A Letter of Intent has also been received from the same unrelated buyer to purchase all the assets of PMT with the exception of the real estate, which the buyer wants to lease. Management is currently evaluating the terms in the Letter. The potential gain/loss on sale, if any, cannot be reasonably estimated at this time.

In view of the uncertainties/contingencies associated with the consummation of the above transactions, as well as the significantly different financial impact the aforementioned sales would have compared to a bankruptcy liquidation (another possible option), management has concluded that the requirements for treatment of these prospective transactions as a disposal of a business segment have not been met. Therefore, 3rd quarter and year-to-date operations of both RPI and PMT have been included in the accompanying consolidated financial statements.

9. Going Concern

The accompanying Consolidated Financial Statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has not been able to secure sufficient equity capital to date, has sustained significant net losses since 1997, and is in violation of certain debt coverage covenant requirements included in several non-related party loan agreements. In addition, the Company is delinquent in the payment of principal and interest on several loans payable to both related and unrelated parties. As a result, these related and non-related party loans are in default and the outstanding loan balances are classified as current in the accompanying financial statements. In addition, two non-related party lenders who are owed a total of $6,118,736 by PMT and RPI have accelerated their loans and demanded payment. However, both lenders have signed forbearance agreements to give the Company time to consummate the sales contemplated by the RPI Share Purchase Agreement and the PMT Letter of Intent discussed in Note 8. The two forbearance agreements expire in late November 2001 and March 2002, respectively, at which time the lenders may decide to foreclose on the properties if the intended sales have not been finalized and their loans liquidated.

Both the RPI lender and the PMT lender referred to in the previous paragraph have reduced the funds available to the subsidiaries with respect to their outstanding lines of credit. This situation, as well as poor operating results, is making it difficult for the subsidiaries to pay their vendors on a timely basis. Both lenders have indicated a desire to avoid an interruption in the subsidiary's operations; however, there can be no assurance that these lenders will provide the credit that may be necessary to avoid such an interruption.

These factors raise substantial doubt about the Company's ability to continue as a going concern. There is a significant possibility that one or more of the subsidiaries, and possibly the Company, will be compelled to pursue a bankruptcy filing in the near future.

The Company has retained financial, legal and mergers/acquisition advisors who are advising the Company as to the alternatives that are available under the circumstances.

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

Results of Operations

The following is a discussion of the results of operations for the quarter and nine month period ended September 28, 2001, compared to the quarter and nine month period ended September 29, 2000, and changes in financial condition for the first nine months of 2001:

NET SALES. Net sales for the quarter ended September 28, 2001 decreased $1,021,647 or 16.6% from the same period in the prior year. Net sales for the nine-month period ended September 28, 2001, increased $430,637 or 2.4% compared to the same period in 2000. Sales decreases in the quarter ended September 28, 2001 of $609,222 or 34.4% at RPI and $855,225 or 33.0% at PMT were partially offset by a $442,800 or 24.5% increase in sales at HMC. The nine-month sales increase is reflective of a 46.3% sales increase at HMC, which was partially offset by a 26.0% decrease at RPI and a 2.8% decrease at PMT. The decline in RPI's quarterly and nine-month sales was attributable to a decline in the sales volume of existing customers and more competitive pricing of new customer business than in the comparable periods in 2000. The decrease in PMT's sales during the quarter and nine-month period in 2001 compared to 2000 were related to sales activity with its largest customer. Sales to this customer during the quarter and nine-month period ended September 28, 2001 were 9% and 46% of total PMT sales, respectively. The sales decrease in the current quarter is reflective of this customer's decision to move all its business to a molder located in closer proximity to the customer's new corporate headquarters in the Midwest. PMT ceased production for this customer in mid June. The increase in HMC's sales resulted from a 33% and 39% increase in unit sales of flameless ration heaters during the quarter and nine-month period ended September 28, 2001, respectively, compared to the prior year. Unit sales of shelf-stable meals increased 42% year-to-date but decreased 2.5% in the current quarter compared to the same period in the prior year. A significant portion of the shelf-stable meal sales in both the quarter and nine-month period were the new, premium priced meals introduced late in the first quarter of 2000. Prices of flameless ration heaters and shelf stable meals remained generally stable between periods.

COST OF SALES. Cost of sales for the quarter ended September 28, 2001 decreased $904,928 or 16.8% compared to the same quarter in 2000. Cost of sales for the nine-month period ended September 28, 2001 increased $619,695 or 4.1% compared to the year earlier period. The cost of sales increase at HMC and the decrease at PMT during the quarter were in line with each subsidiary's sales increase/decrease. RPI's cost of sales decrease during the quarter was 23.0% compared to a 34.4% sales decrease. The cost of sales increase at HMC over the nine-month period was only partially offset by a decrease registered by RPI and PMT. HMC's year-to-date increase was 50.0% compared to a sales increase of 46.3%. RPI's decrease was 17.4% compared to a 26.0% sales decrease. PMT's decrease was 5.4% compared to a 2.8% sales decrease. HMC's cost of sales percentage increase was greater than its sales percentage increase mainly as a result of costs associated with a special packaging project in the first quarter that adversely affected the flameless ration heater business. RPI's cost of sales percentage decrease was less than its current quarter and nine -month sales percentage decrease as a result of a sales product mix change in 2001 which resulted in sales of products that had a higher material content component as a percentage of the selling price than products sold in the comparable 2000 period.

GROSS PROFIT. Gross profit decreased $116,719 or 15.1% and $189,055 or 7.1% in the quarter and nine-month period ended September 28, 2001, respectively. The gross margin percentage was 12.8% in the quarter ended September 28, 2001 compared to 12.5% in the same quarter in 2000. The gross margin percentage for the nine-month period ended September 28, 2001 was 13.6% compared to 15.0% for the similar 2000 period. The reasons for this margin percentage decrease are detailed in the Cost of Sales analysis above.

OPERATING EXPENSES. Operating expenses increased $528,908 or 60.2% and $3,479,466 or 123.8% in the quarter and nine-month period ended September 28, 2001, respectively, compared to the same periods ended September 29, 2000. The increase in the current quarter primarily reflects a non-cash charge for impairment of property at PMT, which is more fully described in the notes to the financial statements. The increase in the nine-month period primarily reflects the current quarter PMT property impairment charge as well as a 2nd quarter RPI goodwill impairment charge. If the $2,910,766 impairment loss on goodwill and the $400,000 impairment loss on property are removed from the 2001 quarter and nine month totals, operating expenses increased $128,908 or 14.7% and $168,700 or 6.0%, respectively. Increases at each subsidiary were somewhat offset by decreases in corporate office operating expenses. The subsidiary increases reflect increased sales (HMC) and the impact of consultant costs incurred to assist with ongoing operational challenges (PMT and RPI). The decrease in corporate office operating expenses reflects a reduction in salaries, legal expenses and accounting fees incurred in the current quarter and nine-month period compared to the comparable 2000 periods.

INTEREST EXPENSE, NET. Interest expense, net decreased $91,853 or 23.3% and $84,850 or 7.6% in the quarter and nine-month period ended September 28, 2001, respectively, compared to the same periods in the prior year. Lower average daily borrowings by the RPI and PMT subsidiaries and generally lower interest rates on all variable rate loans in the current quarter compared to the prior year were somewhat offset by higher average borrowings at HMC. For the nine-month period ended September 28, 2001, generally lower interest rates on variable rate loans and lower average daily borrowings by RPI and PMT were somewhat offset by increased average borrowings at HMC and the corporate office.

INCOME TAXES. No income tax benefits attributable to the losses from continuing operations were recorded in the quarters ended September 28, 2001 and September 29, 2000, as a result of the uncertainty associated with the realization of these tax deferred assets.

Liquidity and Capital Resources

The Company's primary sources of liquidity have been cash generated from operating activities and borrowings from related parties and financial institutions.

During the nine month period ended September 28, 2001, cash on hand at the beginning of the period of $272,358, net cash provided by operations of $1,054,714 and net cash provided by investing activities of $775,944 were used to fund financing activities of $1,979,636. Net cash provided by operating activities resulted primarily from non-cash depreciation and amortization expenses, non-cash impairment losses on goodwill and property and a decrease in accounts receivable and inventory, which were partially offset by an increase in prepaid expenses and other assets, a reduction in accounts payable and accrued expenses and a net loss for the period. Net cash provided by investing activities resulted primarily from the liquidation of restricted short-term investments, which was offset somewhat by equipment purchases. Net cash provided by operating and investing activities was used to reduce outstanding debt of the Company and to purchase Treasury Stock.

A PMT customer that accounted for approximately 9% of PMT's current quarter sales has moved its business to a molder that is closer to its new corporate headquarters in the Midwest. This move occurred in mid-June. Final shipments to this customer were made in July. A significant new customer was added in the first quarter of 2001; however, projected sales to this new customer in 2001 will not replace the loss of the previously mentioned significant customer. Shipments to this new customer began in mid-May 2001.

The Company is in violation of certain debt coverage covenant requirements included in several non-related party loan agreements. In addition, the Company is delinquent in the payment of principal and interest on several loans payable to both related and unrelated parties. As a result, these related and non-related party loans are in default and the outstanding loan balances are classified as current in the accompanying financial statements. In addition, two non-related party lenders who are owed a total of $6,118,736 by PMT and RPI have accelerated their loans and demanded payment. However, both lenders have signed forbearance agreements to give the Company time to consummate the sales contemplated by the RPI Share Purchase Agreement and the PMT Letter of Intent discussed in Note 8 to these financial statements. The two forbearance agreements expire in March 2002 and late November 2001, respectively, at which time the lenders may decide to foreclose on the properties if the intended sales have not been finalized and the loans liquidated.

Both the RPI lender and the PMT lender referred to in the previous paragraph have reduced the funds available to the subsidiaries with respect to their outstanding lines of credit. This situation, as well as poor operating results, is making it difficult for the subsidiaries to pay their vendors on a timely basis. Both lenders have indicated a desire to avoid an interruption in the subsidiary's operations; however, there can be no assurance that these lenders will provide the credit that may be necessary to avoid such an interruption.

These factors raise substantial doubt about the Company's ability to continue as a going concern. There is a significant possibility that one or more of the subsidiaries, and possibly the Company, will be compelled to pursue a bankruptcy filing in the near future.

The Company has retained financial, legal and mergers/acquisition advisors who are advising the Company as to the alternatives that are available under the circumstances.

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

Item 3. - Default Upon Senior Securities

The Company has several loan agreements with non-related parties that contain financial covenants relating to debt service coverage. At September 28, 2001, the Company's debt service coverage ratio was below the specified minimum and, therefore, these loan agreements are technically in default. In addition, PMT was in payment default to its equipment lender and to the former owners at September 28, 2001. Since none of these lenders have provided waivers on the defaults, the entire balance due on the notes totaling $8,830,738 has been treated as a current liability in the accompanying financial statements. In addition, two of the non-related party lenders who are owed a total of $6,118,736 have accelerated their loans and demanded payment; however, the two lenders have signed forbearance agreements with late November 2001 and March 2002 expiration dates, respectively. See Legal Proceedings for the status of note payments to the former owners.

The Company is also in default on payments of both principal and interest to various related parties. As a result, outstanding loan balances totaling $2,154,380 have been classified as current in the accompanying financial statements.

Item 6. - Exhibits and Reports on Form 8-K

(a)	Exhibits - None
(b)	Reports on Form 8-K - None

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

UNITED SHIELDS CORPORATION

Date: November 19, 2001	/s/William A. Frey III William A. Frey III Chairman and Principal Executive Officer

Date: November 19, 2001	/s/John F. Quigley John F. Quigley Senior Vice President and Principal Accounting Officer