Form 10KSB
period 2001-12-28
UNITED SHIELDS CORP/OH/
filed 2002-04-11
CIK 808432

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

[X]

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended

DECEMBER 28, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]    No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and disclosure will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of registrant's Common Stock held by non-affiliates as of March 26, 2002, based upon the closing price of a share of the Common Stock on the OTC Bulletin Board as of that date, was $496,000. The total number of outstanding shares of registrant's Common Stock as of March 26, 2002 was 19,059,379.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the part of the Form 10-KSB into which the document is incorporated: Certain Exhibits shown on Exhibit Index

Transitional Small Business Disclosure Format (Check one): Yes __   No X

PART I

ITEM 1.

DESCRIPTION OF BUSINESS.

Background and History of the Company.

United Shields Corporation ("USC" or the "Company") is a Cleveland, TN based holding company that owns The HeaterMeals Company ("HMC"), which manufactures and markets patented, portable electrochemical heaters and a line of shelf-stable meals that incorporate such heaters. The Company also owns Pittsfield Mold & Tool, Inc. (PMT) and has a 25% equity ownership interest in R.P.Industries, Inc.(RPI), both of which are engaged in the production of molded plastic components and finished products of original equipment manufacturers. Effective February 28, 2002, the Company ceased all production at PMT and began an orderly liquidation of the assets of that subsidiary.

The Company was incorporated under the laws of the State of Colorado on October 22, 1986 under the name O.T.C. Capital Corporation and in June 1987 completed its initial public offering of Common Stock. On March l5, 1995, the name of the Company was changed to Capital 2000, Inc.  Effective February 12, 1997, the Capital 2000, Inc. acquired the outstanding shares of United Shields Corporation, a Nevada corporation, and the name of the Company was changed to United Shields Corporation. The Nevada corporation acquired by the Company became a wholly owned subsidiary of the Company and its name was changed to UNSC, Inc.

The principal executive offices of the Company are located at 2640 Peerless Road, Cleveland, TN 37312; its telephone number is (423) 479-1655 and its facsimile number is (423) 339-9711.

GROWTH STRATEGY

Plastic Injection Molding Segment

Year 2000 and 2001 operating results and economic conditions that existed in 2001 resulted in management’s decision to sell RPI and PMT, the two subsidiaries encompassing the Plastic Injection Molding Segment. In this regard, the Company signed a Share Purchase Agreement in September 2001 to sell 75% of the outstanding shares of RPI to an unrelated buyer. A buyer was not found for PMT before economic conditions forced an orderly liquidation of its assets in March 2002.

Specialty Products Segment

The Company intends to expand its operations in its Specialty Products segment by broadening the geographic distribution of the shelf-stable line of food products, creating new meals for target audiences where the convenience of the self-heating feature is important, developing direct marketing opportunities, and by exploiting the self-heating technology internationally and in other commercial categories while maintaining market share of its flameless ration heater (FRH) used by the U.S. military for their “Meals Ready-To-Eat” (MRE) operational rations program.

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

PRODUCTS AND PRODUCTION

Plastic Injection Molding Segment

The Company’s Plastic Injection Molding segment in 2001 was comprised of RPI (thru October 26, 2001) and PMT. Production ceased at PMT on February 28, 2002. Net sales of this segment were 60%, 75%, and 64% of total Company sales in 2001, 2000, and 1999, respectively.  See the Business Segments footnote in the Notes to Consolidated Financial Statements for more detailed Plastic Injection Molding segment information.

Specialty Products Segment

HMC manufactures and markets patented, portable electrochemical heaters and a line of shelf-stable meals that incorporate such heaters.  The electrochemical heater is comprised of metallic alloy powder embedded with plastic that generates heat when activated by water, but is flameless, non-toxic and flexible in design.  Since 1990, the Company has sold over 100 million flameless ration heaters ("FRH") to government contractors, which incorporate the FRH into "Meals-Ready-to-Eat" ("MRE's"), for the United States military’s operational ration programs. Since 1996, the Company has sold over 3 million shelf-stable meals under the trademarks “HeaterMeals”â and “HeaterMeals Plus”®. HeaterMeals® products are an assortment of breakfast and dinner entrees packaged with the patented electrochemical heater, food accessories, utensil pack and water activation pouch, which allows the consumer to have a hot meal anyplace and anytime.  Net sales of this segment were 40%, 25%, and 36% of the Company's total sales in 2001,2000 and 1999, respectively.  See the Business Segments footnote in the Notes to Consolidated Financial Statements for more detailed Specialty Products segment information.

RESEARCH AND DEVELOPMENT

The Company invests in the development of new products and manufacturing processes in each of its operating subsidiaries. All research and development costs, including salaries and wages of employees involved in research and development, are expensed as incurred.  The Company estimates that it annually spends less than 1% of net sales on research and development.

MARKETING AND DISTRIBUTION

Plastic Injection Molding Segment

The Company’s Plastic Injection Molding segment manufactured (i) plastic components that were generally sold to other manufacturers (original equipment manufacturers and other end-users) who incorporated these components in their products, and (ii) finished products that were assembled and sold to end-users for resale direct to consumers. Most sales were made directly by RPI’s and PMT’s employees and were distributed principally by truck through the use of independent freight companies.

Specialty Products Segment

The Company’s Specialty Products Segment, which is comprised of HMC, distributes its electrochemical heater primarily to government contractors that incorporate the flameless ration heaters into "Meals-Ready-to-Eat" ("MREs"), for the United States military. Since 1990, the Company has sold over 100 million flameless ration heaters ("FRHs") to these government contractors.

HMC markets and distributes its shelf-stable HeaterMeals primarily through wholesalers to approximately 1200 truckstops throughout the United States, numerous National Guard units throughout the country, various specialty retail outlets, and direct to consumers via its toll-free number and the Internet. Since 1996, the Company has sold over 3 million shelf-stable meals under the trademarks "HeaterMealsâ"and "HeaterMeals Plusâ".

The Company intends to expand its marketing and sales of the HeaterMeals brand by broadening the geographic distribution of the products, creating new meals for new target audiences where the convenience of the self-heating feature is important, developing additional direct marketing opportunities, and exploiting the self-heating technology in other commercial categories.

The Company has also expanded the marketing and distribution associated with its shelf-stable meals via direct marketing and the Internet.  The Company has generated additional interest in these meals from certain specialty groups and individuals, like those concerned with emergency preparedness and disaster relief, where the shelf-stable meals can be reserved for use over periods of up to two years without any spoilage or adverse quality consequences.

Sales to the governmental contractors approximated 25%, 16% and 23% of the Company’s total net sales in 2001, 2000 and 1999, respectively.

RAW MATERIALS

Plastic Injection Molding Segment

RPI’s and PMT’s principal raw material is pelletized plastic resin that is delivered in bulk quantities by truck or in large boxes ("Gaylords"), typically weighing 1,000 pounds. Both subsidiaries obtained this material from several well-established suppliers. The resins used by both subsidiaries were crude oil or natural gas derivatives and were affected to some extent by the supply, demand and price trends in the petroleum industry.  Neither subsidiary incurred any material shortages or unavailability during 2001. Neither subsidiary had long-term fixed price supply contracts with any of its vendors.

Specialty Products Segment

HMC’s principal raw material is magnesium powder that is delivered in bulk quantities by truck. The magnesium powder used by HMC is derived from magnesium ingots and may be affected to some extent by the supply, demand and price trends in the minerals industry. HMC did not incur any material shortages or unavailability during 2001. Prices experienced by HMC have been relatively stable. HMC does not have any long-term fixed price supply contracts with any of its vendors.

COMPETITIVE CONDITIONS

Plastic Injection Molding Segment

RPI and PMT competed with numerous plastic injection molders throughout their sales territories.  The competition for the products and services provided by these subsidiaries can be characterized as extensive.  There are numerous companies that offer competing products nationally and internationally and both companies compete with local manufacturers as well. Many competitors can produce similar products in greater quantities and, occasionally, at a lesser cost, and some possess greater financial, marketing and research capabilities than those of RPI and PMT. Some customers have the ability to manufacture comparable products with in-house resources.

Specialty Products Segment

With respect to HMC, the industry in which it is engaged is highly competitive.  In addition to HMC, there is one other manufacturer of the military FRHs currently, and management is aware of other firms who have conducted research and development work and field testing for the manufacturer of ration heaters under specific government contracts.  While certain patents and the license rights with respect to self-heating technology protect HMC, there are other self-heating products currently in the market place, although many of these products are for non-food use.  To the extent HMC’s line of shelf-stable meals are to be sold in the food and beverage industry, that industry is highly competitive and is dominated by many competitors who are substantially larger and have greater financial resources than the Company.

EMPLOYEES

As of December 28, 2001, the Company had three corporate employees, all of whom were full-time.  As of such date, HMC had 50 employees, all of whom were full-time, and PMT had 35 employees, all of whom were full-time.

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

TRADEMARKS

Except for HeaterMealsâ and HeaterMeals Plusâ and the phrases “The Meal With The Stove Inside”, “This Meal Heats Itself” and “Enjoy A Hot Meal Anytime, Anyplace”, which are registered with the U.S. Patent and Trademark Office, the Company's trademarked names have not yet been formally registered.  It is the Company's intention to claim a trademark on certain names under common law by using the "TM" symbol.  The duration of such trademarks under common law is the length of time the Company continues to use them.

ITEM 2.

DESCRIPTION OF PROPERTY.

HMC, a wholly owned subsidiary of the Company, leases its manufacturing facility in Cincinnati, Ohio. PMT, a wholly owned subsidiary of the Company, owned a manufacturing facility in Pittsfield, Massachusetts at December 28, 2001. The property was encumbered by a mortgage in favor of Berkshire Bank that was in default and the bank foreclosed on the property on March 29, 2002.

ITEM 3.

LEGAL PROCEEDINGS.

On March 30, 2001, the Company filed suit, seeking legal and equitable remedies, against the former owners of PMT for breach of contract, fraud, mutual mistake of fact, promissory estoppel and conversion related to the Company’s acquisition of PMT. The case is pending in the Hamilton County, Ohio Court of Common Pleas and is captioned United Shields Corporation vs. Kirchner, et al. As a result of this filing, the Company discontinued debt payments to the former owners.

A lawsuit has been filed against the Company in the Circuit Court of Chesterfield County, Virginia by Granville Valentine III, former President of R.P.Industries, Inc., for breach of his employment contract. The suit is captioned Granville G. Valentine, III, vs. R.P.Industries, Inc., et al., including United Shields Corporation. The Company is defending itself against the claims made in the suit and a counter suit is being considered.

Several PMT lenders notified PMT subsequent to year-end of their intention to foreclose on their loans and sell the collateral. The foreclosure sales took place in March 2002. See Management’s Discussion and Analysis of Financial Condition and Results of Operations at Item 6 for further details.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted during the fourth quarter of the fiscal year ended December 28, 2001, to a vote of USC's stockholders, through solicitation of proxies or otherwise.

PART II

ITEM 5.

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, for the periods indicated, the high and low bid price for the Common Stock for the quarters indicated as reported on the OTC Bulletin Board.  The high and low bid prices were taken from the OTC Daily Trading Summary for the Company, supplied by Nasdaq Trading and Market Services.  The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions

.

	2000		2001
	High	Low	High	Low

First Quarter	$0.300	0.187	$0.050	0.020
Second Quarter	0.218	0.135	0.040	0.020
Third Quarter	0.156	0.125	0.040	0.010
Fourth Quarter	0.125	0.031	0.089	0.010

As of March 26, 2002, the Company had approximately 320 shareholders of record.

The Company has never paid a cash dividend on the Common Stock and does not expect to pay a cash dividend in the foreseeable future.

ITEM 6.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Safe Harbor Provisions

This report contains certain "forward-looking statements".  The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing itself of the protection of such safe harbor with respect to all such forward-looking statements.  These forward-looking statements, which are included in Management's Discussion and Analysis, describe future plans or strategies and include the Company's expectations of future financial results.  The words "expect," "estimate," "anticipate," "predict," and similar expressions are intended to identify forward-looking statements.  Important factors that could cause the actual results, performance or achievement of the Company to differ materially from the Company's expectations include the following: 1) one or more of the assumptions or other factors discussed in connection with particular forward-looking statements prove not to be accurate; 2) the Company is unsuccessful in increasing sales through its anticipated marketing efforts; 3) mistakes in cost estimates and cost over-runs; 4) the Company's inability to obtain financing for one or more acquisitions and/or for general operations; 5) non-acceptance of one or more products of the Company in the marketplace due to costs or other reasons; 6) the Company's inability to supply any product to meet market demand; 7) generally unfavorable economic conditions which would adversely effect purchasing decisions by retailers or consumers; 8) development of a similar competing product with HeaterMealsâ which is not an infringement of any of the patents pertaining to those products; 9) inability of the owner of any of the patents to protect against infringement; 10) the inability to successfully integrate one or more acquisitions with the Company's operations (including the inability to successfully integrate several acquisitions at the same time, integrate businesses which may be diverse as to type of business, geographic area, or customer base and the diversion of management's attention among several acquired businesses) without substantial costs, delays or other problems; 11) if the Company experiences labor and/or employment problems such as work stoppages, inability to hire and/or retain competent personnel; 12) a shortage in the supply of significant raw materials, such as plastic resin and magnesium, which would significantly increase the cost of goods sold; 13) if the Company experiences unanticipated problems (including but not limited to accidents, fires, acts of God, etc.), or is adversely affected by problems of its suppliers, shippers, customers or others. All written or oral forward-looking statements attributable to the Company are made as of the date hereof, and the Company assumes no obligation to update the forward-looking statements, or to update the reasons why actual results could differ materially from those projected in the forward-looking statements.

Results of Operations

The following is a discussion of the results of operations for the year ended December 28,2001, as compared with the year ended December 29, 2000.

NET SALES.  For the year ended December 28, 2001, net sales decreased $2,542,523 or 10.2% from the prior year.  A $2,658,708 or 42.3% increase in HMC sales was offset by a $2,658,948 or 37.7% and a $2,542,283 or 22.1% decrease in the sales of RPI and PMT, respectively.  The HMC increase resulted from a 39% increase in unit sales of its flameless ration heaters (FRH) to military suppliers in 2001 compared to 2000 and a 34% increase in unit sales of its shelf-stable meals. In addition, a significant portion of the shelf-stable meals sales during 2001 were the new, premium priced meals introduced late in the first quarter of 2000. Prices of flameless ration heaters remained generally stable between periods.  PMT sales were affected by the loss of a significant customer in June 2001 and several smaller customers in the 4th quarter of 2001.  The RPI sales decline in 2001 reflects the effect of the transfer of RPI to an unrelated buyer, which was recorded as of the close of business on October 26, 2001. Prior to the transfer of this subsidiary, RPI's sales volume to existing customers had declined approximately 26% compared to the year earlier period.

COST OF SALES.  Cost of sales decreased $1,768,552 or 8.4% in 2001 compared to the prior year. An increase at HMC was more than offset by decreases at RPI and PMT. HMC’s cost of sales percentage increase was greater than its sales percentage increase mainly as a result of costs associated with a special packaging project in the first quarter that adversely affected the flameless ration heater business. The cost of sales decrease at PMT in 2001 was generally in line with its sales decrease. RPI's cost of sales declined in 2001, however, the percentage decrease was significantly less than its sales percentage decrease. This resulted from a sales product mix change in 2001, which resulted in sales of products that had a higher material content component as a percentage of the selling price than products sold in 2000.

GROSS PROFIT.  Gross profit decreased $773,971 or 20.0% in 2001 compared to 2000.  The gross margin was 13.9% compared to 15.6% in the prior year.  The reasons for this margin percentage decrease are detailed in the Cost of Sales analysis above.

OPERATING EXPENSES.  Operating expenses increased $2,113,714 or 43.1% in 2001 compared to 2000.  The increase primarily reflects a $400,000 PMT property impairment charge as well as a RPI goodwill impairment charge of $2,910,766.  If these asset impairment related charges are removed from 2001 operating expenses, and a $992,454 PMT impairment of goodwill charge is removed from the year 2000 total, adjusted 2001 operating expenses decreased $204,598 or 5.2% compared to the adjusted operating expense total for 2000.  Decreases in corporate office and RPI adjusted operating expenses were somewhat offset by increases at HMC and PMT.  The corporate office decrease of 40.3% reflects a reduction in salaries, legal expenses and accounting fees in 2001 versus 2000.  The RPI decrease of 14.2% was primarily due to the recording of the transfer of RPI to an unrelated buyer in October 2001.  HMC's increase of 20.0% was less than half of its sales increase.  The PMT adjusted increase of 14.1% reflects the impact of consultant costs incurred to assist with ongoing operational challenges.

INTEREST EXPENSE, NET.  Interest expense, net decreased $241,885 or 15.9% in 2001 or compared to the prior year. Lower average daily borrowings by the RPI and PMT subsidiaries and generally lower interest rates on all variable rate loans in 2001 compared to the prior year were marginally offset by higher average borrowings at HMC and the corporate office.

INCOME TAXES.  No income tax benefits attributable to the losses from continuing operations were recorded in 2001 and 2000 as a result of the uncertainty associated with the realization of these tax deferred assets.

The following is a discussion of the results of operations for the year ended December 29, 2000, as compared with the year ended December 31, 1999.

NET SALES. For the year ended December 29, 2000, net sales increased $8,609,697 or 53% from the prior year. Sales of PMT, which was acquired in September 1999, accounted for 101% of this increase.  An 8% or $451,426 increase in HMC sales was offset by a $564,573 or 7% decrease in RPI's sales. The increase in HMC sales is the result of a significant 37% gain in unit sales of its flameless ration heaters (FRH) to military suppliers in 2000 compared to 1999, offset somewhat by a decrease in the average per unit sales price of 8%. Combined unit sales of the HeaterMeals shelf stable meals declined 32% in 2000, reflecting the favorable one time impact of Y2K in 1999’s results. However, the successful introduction of a new line of premium priced shelf stable meals in 2000 raised the average selling price of HeaterMeals 31% in the period, offsetting most of the unit sales decline. Sales increases to new and/or existing RPI customers in 2000 could not offset the sales decreases that resulted from 1) customer’s taking their production in-house, 2) the impact of a slowing economy on customer orders in the last half of the year, and 3) customers moving their business to off shore production facilities.

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

GROSS PROFIT.  Gross profit in 2000 increased $414,540 or 12% from the prior year.  An increase in gross profit dollars resulting from a full year of PMT sales was somewhat offset by gross profit decreases of 16% and 21% as reported by HMC and RPI, respectively.  The increase in gross profit dollars and the decrease in the Company’s overall gross profit margin from 21.3% to 15.6% is reflective of the following: 1) a full year of low margin product sales to a significant PMT customer who was a customer when PMT was acquired; 2) lower sales volume and product mix changes at RPI that resulted in a gross profit margin decrease from 22.1% to 18.8%; and 3) high introductory labor and packaging costs at HMC relating to the new HeaterMeals products and a price reduction in the flameless ration heater, which reduced HMC's gross profit margin.

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

Liquidity and Capital Resources

SOURCE AND USES OF FUNDS.  The Company's primary sources of liquidity have been cash generated from operating activities and borrowings from related parties and financial institutions.  During the year ended December 28, 2001, cash on hand at the beginning of the period of $272,358, net cash provided by operations of $1,605,135 and net cash provided by investing activities of $768,129 were used to fund financing activities of $2,611,175.  Net cash provided by operating activities resulted primarily from non-cash depreciation and amortization expense, non-cash impairment losses on goodwill and property and a decrease in accounts receivable and inventory, which were partially offset by decreases in accounts payable and accrued expenses and other current liabilities and a net loss for the period.  Net cash provided by investing activities resulted primarily from the liquidation of restricted short-term investments, which was partially offset by purchases of equipment.  Net cash provided by operating and investing activities was used to reduce outstanding debt of the Company and to purchase Treasury Stock.

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

During the year ended December 31, 1999, net cash provided by financing activities of $6,000,412, combined with the beginning cash balance, were used to fund operating activities of $822,276 and investing activities of $4,824,765.  Net cash provided by financing activities resulted primarily from loans related to the 1999 PMT acquisition and funds obtained from the issuance of Common Stock through the Company’s private placement program.  Net cash used in operating activities was primarily due to an increase in accounts receivable and inventories and a decrease in accrued expenses and other liabilities, offset by non-cash depreciation and amortization expenses in excess of the net loss for the period.  Net cash used in investing activities was primarily due to the acquisition of PMT and the purchase of property and equipment.  In addition, cash received from insurance policies was deposited with several financial institutions as security for outstanding loans.

CAPITAL RESTRUCTURING REQUIRED. The Company is in violation of certain debt coverage covenant requirements included in several non-related party loan agreements.  In addition, the Company is delinquent in the payment of principal and interest on several loans payable to both related and non-related parties. As a result, these related and non-related party loans are in default and the outstanding loan balances are classified as current in the accompanying financial statements. In addition, four secured non-related party lenders who are owed a total of $4,638,643 by PMT at December 28, 2001 accelerated their loans subsequent to year-end and foreclosed on the collateral securing their loans in March 2002.  The collateral had a book value of $4,838,758 at December 28, 2001.  The Company expects to record a loss resulting from the forced liquidation of this collateral by foreclosure of approximately $2,000,000.  While this orderly liquidation of PMT has taken place outside of bankruptcy, an eventual PMT bankruptcy filing is still a possibility.

The Company has guaranteed the debt of two of PMT's secured lenders.  Notes owed to those lenders at December 28, 2001 totaled $4,461,548.  Management estimates that a deficiency of approximately $1,800,000 will result from the forced liquidation of the collateral securing this debt; however, the lenders' have expressed a willingness to negotiate with the Company as to the amount and terms of repayment of this deficiency.  Management believes a settlement in the range of $600,000 to $1,000,000 will be negotiated.  Payment of the negotiated settlements are projected to come from operating revenues of HMC, assuming the total debt/equity structure of the Company can be restructured in a way that enables HMC operations to successfully handle the restructured debt requirements.  If this restructuring is not successful, the Company will most likely have to sell HeaterMeals to liquidate debt.  It is not known at this time whether the proceeds of such a sale would be adequate to liquidate all the remaining debt of the Company.

In addition to the guarantees mentioned above, the Company still guarantees approximately $2.4 million of the debt of R.P. Industries, Inc.  The Company agreed to sell a 75% interest in R.P. Industries, Inc. to an unrelated buyer in late 2001.  However, the buyer has been unable to refinance a note guaranteed by the Company and the lender will not release the Company from its guarantee until the note is refinanced.  If the lender forecloses on the loan before the buyer can refinance it, the transfer/sale of RPI to the unrelated party will most likely be reversed and the Company will be responsible for any deficiency between the note and collateral proceeds. Management is unable to estimate what the dollar range of this deficiency might be at this time.

These factors raise substantial doubt about the Company’s ability to continue as a going concern.

While management is attempting to restructure the Company and avoid bankruptcy, there can be no assurance that revised or additional credit facilities can be arranged or that any long-term financial restructuring alternatives can be successfully initiated or implemented in the near term. If a restructuring is not successful, the Company will most likely have to file for bankruptcy and/or sell The Heatermeals Company to satisfy its creditors. It is unknown at this time whether the proceeds of such a sale would satisfy all of the creditor claims. No return of capital to shareholders would be available until all creditor claims are liquidated.

The Company has retained financial, legal and merger/acquisition advisors who are advising the Company as to the alternatives that are available in these circumstances.

ITEM 7.   FINANCIAL STATEMENTS.

The Company did not engage an independent auditor to audit the December 28, 2001 Consolidated Financial Statements of the Company. The cost could not be justified in view of the Company’s critical financial condition. However, an independent audit of The Heatermeals Company was undertaken in consideration of the fact that this would help in future sale negotiations of this successful subsidiary if a sale becomes necessary. Unaudited Consolidated Financial Statements of the Company and selective notes thereto for the year ended December 28, 2001 are included in this Report on Form 10-KSB immediately following the signature pages hereto.

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS

The following individuals serve as the Company's Directors and executive officers:

William A. Frey III, age 56, has served as the Company's Chairman of the Board of Directors and Chief Executive Officer since January 1, 1999.  Mr. Frey is the Founder and owner of Trinity Healthcare Corporation ("THC") and other related enterprises. Before THC, Mr. Frey was Secretary of the Board of Directors; President, Financial Services Division and Chief Financial Officer of Life Care Centers of America.  Prior to Life Care Centers of America, Mr. Frey was the Director of Budgeting and Financial Control for Hospital Affiliates International and a Manager at Price Waterhouse & Co.

Thomas J. Tully, age 72, has been a Director of the Company since February 12, 1997 and Vice Chairman since January 1, 1999.  From February 12, 1997 to January 1, 1999, he was the Company's Chairman and Chief Executive Officer.  In 1993, Mr. Tully founded UNSC, Inc. (formerly Health Shields, Inc.) and served as its Chief Executive Officer. From 1985 to 1993, Mr. Tully served as President and owner of American Marketing/Financial Industries, Inc., a marketing firm.

John F. Quigley, age 55, has been Senior Vice President and Chief Financial Officer of the Company since August 1999. Before joining USC, Mr. Quigley spent 17 years with Life Care Centers of America, Inc., most recently as Senior Vice President of Financial Services. Before 1983, Mr. Quigley was Vice President of Financial Services for Hospital Management Associates, Inc. in Ft. Myers, Florida (1980-1983), Assistant Vice President and Director of Internal Audit and Financial Reporting for Edison Brothers Stores, Inc. in St. Louis, Missouri (1975-1980), and Senior Auditor with Price Waterhouse & Co. in St. Louis, Missouri (1969-1975).

ITEM 10.

EXECUTIVE COMPENSATION.

Summary

The following summary compensation table sets forth all compensation paid or accrued by the Company for services rendered in all capacities during the three years ended December 28, 2001, by the Chief Executive Officer and the three other most highly compensated executive officers of the Company.  There were no other executive officers of the Company whose total salary and bonus exceeded $100,000 in the 2001 fiscal year.

SUMMARY COMPENSATION TABLE

	Annual Compensation				Long-Term Compensation
	Year	Salary	Bonus	Other Annual Compensation	Stock Awards $	Options #	LTIP Payout	All Other Compensation

William A. Frey Chairman and Chief Executive Officer	2001 2000 1999	$150,000 150,000 150,000	- - -	- - -	- - -	- - 1,000,000	- - -	- - -

T. J. Tully Vice Chairman	2001 2000 1999	50,000 50,000 50,000	- - -	- - -	- - -	- - -	- - -	- - -

John F. Quigley Senior VP and Chief Financial Officer	2001 2000 1999	90,000 90,000 37,500	- - -	- - -	- - -	- - 50,000	- - -	- - -

Compensation of Directors

Directors of the Company are not entitled to compensation.

Employment Contract and Termination of Employment and Change-in-Control Arrangements

During 1998, the Company entered into an employment agreement with Mr. Tully  which provides for a five year term, an agreed upon annual salary, benefits, nonstatutory stock option grant, and provisions concerning termination of employment upon sale or change in control of the Company

Effective January 1, 1999, the Company’s Board of Directors elected Mr. Frey as Chairman of the Board of Directors and Chief Executive Officer.  Mr. Tully, who remains as a Director, was elected Vice Chairman. Mr. Quigley was employed by the Company effective August 1, 1999, as Senior Vice President and Chief Financial Officer.

In conjunction with Mr. Frey’s election as Chief Executive Officer, the Company entered into a five-year employment agreement with Mr. Frey which provides for an agreed upon salary, benefits, nonstatutory stock option grant, and contains provisions concerning termination of employment upon sale or change in control of the Company. At December 28,2001, salary totaling $79,500 was accrued for Frey but not paid.

Stock Option Plan

In 1998, the Company’s stockholders and Board of Directors approved the adoption of the 1998 Long-term Incentive Plan ("1998 LTIP") pursuant to which the Company’s Board of Directors may grant stock options, stock appreciation rights and stock awards to the Company’s officers and key employees.  No specific number of shares were reserved for issuance under the 1998 LTIP.  Subject to other maximums depending on the type of issuance under the 1998 LTIP, the maximum number of shares of Common Stock that may be delivered to any participant is 1,500,000 shares.  Stock options and stock appreciation rights are granted with an exercise price at least equal to the underlying common stock’s fair market value at the date of grant.  Stock options issued under the 1998 LTIP have three or five-year terms and may be exercisable immediately or ratably over the terms, both of which are determined by the Board of Directors.  As of December 28, 2001 and December 29, 2000, stock options to acquire 2,070,000 and 3,185,000 shares, respectively, of Common Stock remained outstanding and exercisable, with exercise prices ranging between $0.30 and  $1.50 per share.

Stock Option Grants

No stock options were granted in 2001.

Stock Option Exercises

The following table sets forth information concerning options exercised during the 2001 fiscal year by the named executive officers of the Company, as well as the aggregate value of unexercised options held by such executive officer at December 28, 2001.  The Company has no stock appreciation rights, either freestanding or in tandem with stock options.

			Number of Unexercised Options at December 28, 2001		Value of Unexercised In-the-Money Options at December 28, 2001(1)
	Shares Acquired on Exercise	Value Realized	Exercisable	Unexerci-sable	Exercisable	Unexerci-sable

William A. Frey III	-	-	1,000,000	-	-	-
T.J. Tully	-	-	700,000	-	-	-
John F. Quigley	-	-	50,000	-	-	-

(1) Calculated based upon the closing bid price of the Company’s Common Stock as reported on the OTC Bulletin Board as of December 28, 2001, which was $0.026.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth information with respect to the beneficial ownership of shares of all classes of the Company's voting securities as of each executive officer, each director, and each stockholder known to be the beneficial owner of 5% or more of any class of the Company's voting securities and all officers and directors as a group:

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class

Common Stock	William A. Frey, III, Chairman and Chief Executive Officer 2640 Peerless Road Cleveland, TN 37312	13,828,994 [1]	52.1%

Common Stock	T.J. Tully, Vice Chairman 311 Northland Blvd. Cincinnati, Ohio 45246	900,000 [2]	4.6%

Common Stock	John F. Quigley, Senior Vice President and Chief Financial Officer 2640 Peerless Road Cleveland, TN 37312	160,000 [4]	0.9%

Common Stock	Directors and Officers as a Group	14,888,994	54.5%

Common Stock	The Baron Group c/o Rocky Casteel 418 Gibson Pond Road Chattanooga, TN 37421	2,350,000	12.3%

Common Stock	Donald T. Zimmerman, President-The HeaterMeals Co. 311 Northland Blvd. Cincinnati, Ohio 45246	1,160,000 [3]	5.8%

Common Stock	NAVICAP c/o Vector Capital 2637 Erie Avenue, #207 Cincinnati, Ohio 45208	923,515 [5]	4.8%

(1)

Includes 529,112 shares owned by Frey, 465,000 and 50,000 shares beneficially owned by Frey through Trinity Fund VII and Trinity Healthcare Corporation, respectively, warrants held by Frey to purchase an additional 500,000 and 6,000,000 shares of the Company’s Common Stock with exercise prices of $4.00 and $0.14 per share, respectively, 5,284,882 shares beneficially owned by Frey through Trinity Capital Group, LLC and an option held by Frey to purchase an additional 1,000,000 shares of the Company’s Common Stock with an exercise price of $0.56 per share granted pursuant to the Company’s 1998 Long-Term Incentive Plan ("1998 LTIP"). The 1,000,000 share option expired 1/1/2002

(2)

Includes 100,000 shares owned by T.J. Tully, 100,000 shares owned by his spouse and options held by T.J. Tully granted pursuant to the Company’s 1998 LTIP to purchase an additional 200,000 and 500,000 shares of the Company’s Common Stock with exercise prices of $0.75 and $0.50 per share, respectively.

(3)

Comprised of 200,000 shares owned by Donald T. Zimmerman and options to purchase an additional 400,000 and 560,000 shares of the Company’s Common Stock with an exercise price of  $0.531 and $0.30, respectively, per share granted pursuant to the Company’s 1998 LTIP.

(4)

Comprised of 110,000 shares owned by John F. Quigley and options to purchase an additional 50,000 shares of the Company’s Common Stock with an exercise price of $1.50 per share granted pursuant to the Company’s 1998 LTIP.

(5)

Includes 474,220 shares owned by NAVICAP Corporation (f/k/a Ramsay-Hughes), 60,799 shares owned by Gregory Pitner, a Director, Officer and shareholder of NAVICAP, and 388,496 shares owned by other related parties of NAVICAP.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Notes to payable to related parties consisted of the following as of December 28, 2001 and December 29, 2000:

	2001	2000
NAVICAP and Affiliates Loan (stockholders) – 12% interest payable quarterly, unsecured, due October 30, 2003	$546,562	$546,562

Trinity Capital Group/Frey Loan (majority stockholder) – 12% interest payable quarterly, conversion feature @ $0.14/share, unsecured, due October 30, 2003	1,203,054	1,203,054

Trinity Capital Group/Frey Loan (majority stockholder)-12% interest, secured by PMT accounts receivable and inventory, principal and interest due August 8, 2000	150,000	175,000

Trinity Capital Group/ Frey Demand Loan (majority stockholder)- 12% interest payable quarterly, unsecured	298,181	298,181

Tully Group Loans – (stockholders), 0% interest, principal payable monthly, unsecured, due February 2002	211,323	231,698
	2,409,120	2,454,495
Unamortized warrants/debt discount	(219,483)	(362,775)
	2,189,637	2,091,720
Current portion	(2,189,637)	(1,888,700)
	$-0-	$203,020

The aggregate maturities of Notes Payable-Related Parties for each of the five years subsequent to December 28, 2001, are as follows: 2002, $2,409,120; 2003, $0; 2004, $0; 2005, $0; and 2006, $0.

PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)

Exhibits - None

(b) Reports on Form 8-K - None

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, United Shields Corporation, the Registrant, has duly caused this report on Form 10-KSB dated April 11, 2002 to be signed on its behalf by the undersigned, thereunto duly authorized.

United Shields Corporation

Date: April 11, 2002	By:	/s/ William A. Frey III
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

Date:

/s/ William A. Frey III	April 11, 2002
William A. Frey III
Director, Chairman and
Principal Executive Officer

/s/ John F. Quigley	April 11, 2002
John F. Quigley
Senior Vice President
and Principal Accounting Officer

/s/ Thomas J. Tully	April 11, 2002
Thomas J. Tully
Director and Vice Chairman

United Shields Corporation

And Subsidiaries

Consolidated Financial Statements

Years Ended December 28, 2001 and December 29, 2000, December 31, 1999

United Shields Corporation

and Subsidiaries

Contents

Consolidated Financial Statements
Consolidated Balance Sheets	21-22
Consolidated Statements of Operations	23
Consolidated Statements of Stockholders' Equity	24
Consolidated Statements of Cash Flows	25-26
Notes to Consolidated Financial Statements	27-37

United Shields Corporation

and Subsidiaries

Consolidated Balance Sheets

	December 28, 2001	December 29, 2000
	(UNAUDITED)
Assets

Current assets:

Cash	$ 34,447	$ 272,358
Accounts receivable, net	1,021,806	4,326,782
Other receivables	16,282	57,416
Inventories	1,711,204	2,602,660
Prepaid expenses and other	144,204	66,474
Total current assets	2,927,943	7,325,690

Property, plant and equipment, at cost:
Land	375,000	776,638
Machinery and equipment	3,895,699	7,030,702
Office furniture and fixtures	110,996	182,503
Vehicles	33,516	61,084
Building and leasehold improvements	2,353,037	4,039,552
	6,768,248	12,090,479
Less accumulated depreciation	(1,557,208)	(2,584,976)
Net property, plant and equipment	5,211,040	9,505,503

Other assets:
Deposits	24,320	35,882
Restricted cash and short-term investments	-	944,395
Goodwill, net	1,099,597	4,238,034
Other	19,662	42,258
Total other assets	1,143,579	5,260,569
	$ 9,282,562	$ 22,091,762

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

United Shields Corporation

and Subsidiaries

Consolidated Balance Sheets

(continued)

	December 28, 2001	December 29, 2000
	(UNAUDITED)
Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Revolving lines of credit - current	$ 1,226,597	$ 5,943,587
Notes payable - related parties - current	2,189,637	1,888,700
Notes payable - current	5,194,171	5,707,151
Capital lease obligation - current	157,372	65,347
Accounts payable	1,503,826	3,131,620
Accrued expenses and other current liabilities	1,331,082	1,124,411
Total current liabilities	11,602,685	17,860,816

Notes payable - related parties	-	203,020
Notes payable	205,624	257,623
Capital lease obligation	10,485	128,199
Deferred compensation	-	625,357
Total liabilities	11,818,794	19,075,015

Stockholders' equity (deficit):
Common stock - authorized 500,000,000 shares without par value; stated value $0.01; issued 19,454,875 shares	194,549	194,549
Treasury stock at cost, 395,496 shares at December 28, 2001	(55,530)	-
Additional paid in capital	10,882,109	10,882,109
Accumulated deficit	(13,557,360)	(8,059,911)
Total stockholders' equity (deficit)	(2,536,232)	3,016,747
	$ 9,282,562	$ 22,091,762

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

United Shields Corporation

and Subsidiaries

Consolidated Statements of Operations

For the years ended	December 28, 2001	December 29, 2000	December 31, 1999
	(UNAUDITED)

Net sales	$22,277,022	$24,819,545	$16,209,848
Cost of sales	19,190,059	20,958,611	12,763,454
Gross profit	3,086,963	3,860,934	3,446,394

Operating expenses:
Selling, general and administrative	3,480,679	3,484,660	2,947,966
Goodwill amortization	228,599	429,216	379,012
Impairment loss on goodwill	2,910,766	992,454	-
Impairment loss on property	400,000	-	-
Total operating expenses	7,020,044	4,906,330	3,326,978

Income (loss) from operations	(3,933,081)	(1,045,396)	119,416

Other (income) expense:
Interest expense, net	1,279,466	1,521,351	1,090,455
Loss (gain) on sale of property and equipment	13,279	44,288	(20,875)
Loss on sale of subsidiary	241,389	-	-
Other	30,234	17,023	(32,784)
Total other expense	1,564,368	1,582,662	1,036,796

Net loss	$(5,497,449)	$(2,628,058)	$(917,380)

Weighted average shares outstanding:

Basic and diluted	19,127,830	19,454,875	17,549,754

Net loss per common share - basic and diluted	$(0.29)	$(0.14)	$(0.05)

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

United Shields Corporation

and Subsidiaries

Consolidated Statements of Stockholders' Equity

For the years ended December 31,1999 , December 29, 2000 and December 28, 2001

	Common stock	Additional paid in capital	Treasury stock	Accumulated deficit	Total

Balance at December 25, 1998	$166,049	$9,442,672	-	$(4,514,473)	$5,094,248

2,850,000 shares of common stock issued in private offering	28,500	1,254,000	-	-	1,282,500
Net loss	-	-	-	(917,380)	(917,380)
Balance at December 31, 1999	194,549	10,696,672	-	(5,431,853)	5,459,368

560,000 stock options issued as compensation	-	91,666	-	-	91,666
Gain on restructuring of related party debt	-	93,771	-	-	93,771
Net loss	-	-	-	(2,628,058)	(2,628,058)
Balance at December 29, 2000	194,549	10,882,109	-	(8,059,911)	3,016,747

Purchase Treasury Stock - 395,496 shares	-	-	$(55,530)	-	(55,530)
Net loss	-	-	-	(5,497,449	(5,497,449)
Balance at December 28, 2001	$194,549	$10,882,109	$(55,530)	$(13,557,360)	$(2,536,232)

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

United Shields Corporation

and Subsidiaries

Consolidated Statements of Cash Flows

For the years ended	December 28, 2001	December 29, 2000	December 31, 1999
	(UNAUDITED)
Net cash flows provided by (used in) operating activities:
Net loss	$(5,497,449)	$(2,628,058)	$(917,380)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization - property and equipment	1,161,125	1,223,446	795,928
Amortization of goodwill, warrants and debt discount	370,963	572,596	555,953
Impairment loss on goodwill	3,310,766	992,454	-
Loss on disposal of subsidiary	229,236	-	-
Loss (gain) on sale of property and equipment	13,279	44,288	(20,875)
Stock options issued for compensation	-	91,666	-
Changes in working capital accounts, net of effect of subsidiary company purchased:
Accounts and other receivables	2,692,962	(393,136)	(570,343)
Inventories	428,773	(387,100)	(277,807)
Prepaid expenses	(93,294)	(22,957)	(22,291)
Deposits and other	28,425	(36,166)	22,184
Accounts payable	(872,649)	728,920	(7,019)
Accrued expenses and other current liabilities	(167,002)	277,664	(380,626)
Net cash provided by (used in) operating activities	1,605,135	463,617	(822,276)

Cash flows provided by (used in) investing activities:
Purchases of property and equipment	(177,466)	(241,211)	(345,651)
Proceeds from sale of property and equipment	1,200	10,413	36,280
Acquisition of subsidiary company, net of cash acquired	-	-	(4,532,844)
Cash received from insurance policies	-	-	961,845
Decrease (increase) in restricted cash and s-t investments	944,395	-	(944,395)
Adjustment of subsidiary acquisition purchase price	-	229,500	-
Net cash used in investing activities	768,129	(1,298)	(4,824,765)

Cash flows provided by (used in) financing activities:
Borrowings under revolving lines of credit	292,800	276,499	2,328,244
Payments on revolving lines of credit	(2,204,787)	(589,799)	(42,904)
Borrowings under notes payable - related parties	-	200,000	390,515
Payments on notes payable - related parties	(45,375)	(282,636)	(40,000)
Borrowings on notes payable	162,427	350,528	4,605,006
Payments on notes payable	(727,406)	(629,537)	(2,311,223)
Payments on capital lease obligation	(33,304)	(59,996)	(211,726)
Purchases of Treasury Stock	(55,530)	-	-
Proceeds from issuance of common stock, net of expenses	-	-	1,282,500
Net cash provided by (used in) financing activities	(2,611,175)	(734,941)	6,000,412

-continued-

United Shields Corporation

and Subsidiaries

Consolidated Statements of Cash Flows

(continued)

For the years ended	December 28, 2001	December 29, 2000	December 31, 1999

Net increase (decrease) in cash	(237,911)	(272,622)	353,371
Cash at beginning of period	272,358	544,980	191,609
Cash at end of period	$34,447	$272,358	$544,980

Interest paid	$829,940	$1,342,961	$797,989
Income taxes paid (refunds received)	-	-	-

Supplemental non-cash disclosures:
Increase in equipment under capital lease	7,615	15,777	--
Increase in capital lease obligation	7,615	15,777	--
Increase in additional paid in capital - issuance of warrants and stock options	-	91,666	-
Increase in additional paid in capital - related party debt restructuring	-	93,771	-
Increase in common stock and additional paid in capital - debt conversions	-	-	-

Acquisition of subsidiary companies:
Assets acquired, including goodwill	-	-	10,098,388
Liabilities assumed	-	-	(5,565,544)
Net cash paid	$-	$-	$4,532,844

The accompanying Notes to Consolidated Financial Statement are an integral part of these statements.

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.  Unaudited Financial Statements

The December 28, 2001 financial data is unaudited, however, in the opinion of management, the accompanying unaudited 2001 consolidated financial statements contain all adjustments necessary to present fairly the consolidated financial statements for the year ended December 28, 2001. The consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the fiscal year ended December 29, 2000.

              b.  Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.  All significant inter-company balances and transactions have been eliminated in consolidation.

              c.  Accounting Period

The Company's accounting period is a 52/53 week fiscal year. All accounting periods end on a Friday. The year ends on the last Friday of the calendar year.

             d.  Inventories

Inventories are stated at the lower of FIFO (first-in, first-out) cost or market.

             e.  Property, Plant and Equipment

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

              f.  Goodwill

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

             g.  Advertising Costs

Advertising costs are charged to expense as incurred.  Advertising costs were not material for each of the three fiscal years in the period ended December 28, 2001.

             h.  Income Taxes

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

              i.  Stock Option Plan

The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, in accounting for its stock options.  As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.

              j.  Use of Estimates in Financial Statements

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

             k.   Net Loss Per Share

Potential common shares relating to options and warrants to purchase common stock were not included in the weighted average number of shares for the periods ended December 28, 2001 and December 29, 2000 because their effect, if any, would have been anti-dilutive.

              l.  Fair Value of Financial Instruments

The carrying value of financial instruments approximates fair market value.

              m.  Comprehensive Income

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

              n.  Derivative Instruments

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

o.  Recent Accounting Pronouncements

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

•

Goodwill, as well as tangible assets with indefinite lives, acquired after June 30, 2001 will not be amortized.  Effective December 29, 2001, all previously recognized goodwill and intangible assets with indefinite lives will no longer be subject to amortization.

•

Effective December 29, 2001, goodwill and intangible assets with indefinite lives will be tested for impairment annually and whenever there is an impairment indicator.

•

All acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting.

The Company has written off goodwill totaling $2,910,766 and $992,454 in 2001 and 2000, respectively. Therefore, management does not believe that this Statement will have a material impact on the Company's future financial position or results of operations.

In August 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  This Statement supercedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and Accounting Principles Board (APB) Opinion No. 30, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that Opinion).  The Statement is effective for fiscal years beginning after December 15, 2001.  This Statement retains the requirements of SFAS 121 related to long-lived assets impairment loss recognition and measurement, but removes goodwill and certain intangibles from its scope.  The Statement also requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and broadens the presentation of discontinued operation to include more disposal transactions.  See Note 12 for management’s estimate of the loss related to the disposal of PMT in March 2002.

2.  INVENTORIES

Inventories consisted of the following components as of December 28, 2001 and December 29, 2000:

	2001	2000
Raw materials	$706,103	$1,403,202
Work-in-process	276,602	222,544
Finished goods	728,499	976,914
	$1,711,204	$2,602,660
	========	========

3.  EMPLOYEE BENEFITS

During 2001, the Company entered into a qualified defined contribution 401(k) plan covering all employees who meet eligibility requirements. The Company will contribute $.25 for each $1 of employee contributions up to 3% of compensation. Contributions to the plan for the year ended December 28, 2001 were $ 19,064. It is the Company’s policy to fund these costs as they accrue.

4.  GOODWILL

Goodwill and accumulated amortization consisted of the following amounts as of December 28, 2001 and December 29, 2000:

	2001	2000
Goodwill	$1,516,687	$5,313,358
Accumulated amortization	(417,090)	(1,075,324)
	$1,099,597	$4,238,034
	========	========

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

Based upon PMT’s results of operations in 2000 and its prospects for 2001, the Company concluded that the subsidiary’s estimated undiscounted future operating cash flows did not justify the continued existence of goodwill. As a result, the subsidiary's goodwill balance of $955,232 was written off at December 29, 2000 and included in the Consolidated Statement of Operations as an impairment loss on goodwill.  Other goodwill of $37,222 was also written off.

Based on the significant decline in RPI's year-to-date 2001 operating results thru June compared to prior years, and on projections for the next twelve months that had been revised significantly downward, the Company concluded that the subsidiary's estimated undiscounted future operating cash flows did not justify the continued existence of goodwill.  Therefore, the subsidiary's goodwill balance of $2,910,766 was written off at June 29, 2001 and included in the Consolidated Statement of Operations as an impairment loss on goodwill.

Goodwill represents 12% and 19% of total assets at December 28, 2001 and December 29, 2000, respectively.

5.  DEBT INSTRUMENTS

On May 3, 2000,an existing HMC Revolving Line of Credit Agreement (“RLCA”) with a financial institution was replaced with a new one that (i) permits borrowings up to $400,000 pursuant to a formula based on eligible accounts receivable and inventories, (ii) provides for a maturity date of May 3, 2001, provides for an adjustable interest rate that is 1.25% over the lender’s prime rate (10.75% at December 29, 2000), and gives the lender a security interest in substantially all the assets of HMC.  The outstanding RLCA balances at December 28,2001 and December 29, 2000 were $296,599 and $307,133, respectively.  Subsequent to December 29, 2000, the RLCA was amended as to the interest rate provision. Effective February 1, 2001, the adjustable interest rate was reduced to the bank’s prime lending rate.

On May 3, 2000, HMC executed a new promissory note with the same financial institution that provided the revolving line of credit discussed above. The $350,528 note matures May 3, 2005, bears interest at a fixed rate of 9.75% and requires monthly payments of principal and interest. Substantially all of HMC’s assets are pledged as collateral for the loan. The balance of the note at December 28, 2001 and December 29, 2000 was $250,828 and $318,044, respectively. Subsequent to December 29, 2000, the interest rate provision of the note was changed to a variable rate of .25% above the bank’s prime lending rate

On September 21, 2001, HMC executed a new promissory note with the same institution as above for $35,075. The note is secured by equipment, matures September 21, 2004, carries a 7.5% fixed rate and requires monthly payments of principal and interest. The balance of the note at December 28, 2001 was $33,367.

The Company renewed a $200,000 bank line of credit through March 2003 at the bank’s base rate. Another $200,000 bank line of credit was extended through June 2002. The lines are secured by the personal guaranty of a related party.

6.  DEFAULT UPON SENIOR SECURITIES AND FORECLOSURE BY LENDERS

The Company is in violation of certain debt coverage covenant requirements included in several non-related party loan agreements.  In addition, the Company is delinquent in the payment of principal and interest on several loans payable to both related and non-related parties.  As a result, these related and non-related party loans totaling $7,992,604 are in default and the outstanding loan balances are classified as current in the accompanying financial statements.

In addition, four secured non-related party lenders who are owed a total of $4,638,643 by PMT at December 28, 2001, accelerated their loans subsequent to year-end and foreclosed on the collateral securing the loans in March 2002. The Company guaranteed the debt of two of the PMT secured lenders who were owed a total of $4,461,548 at December 28, 2001.  Management estimates that a deficiency ranging from $1,600,000 to $1,800,000 will result from the forced liquidation of the collateral securing this debt. However, the lenders' have expressed a willingness to negotiate with the Company as to the amount and terms of repayment of this deficiency. See Notes 10 and 12 for more details as to the above situations and their affect on the Company.

7.  BUSINESS SEGMENTS

The Company had the following two reportable segments at year-end:  Plastic Injection Molding and Specialty Products.  The Plastic Injection Molding segment consists of the Company's RPI (through October 26, 2001) and PMT subsidiaries and is engaged in the production of molded plastic components and finished products for original equipment manufacturers who operate in the personal care, construction, electronics, healthcare, home products and juvenile products industries.  The Specialty Products segment consists of the Company's HMC subsidiary and manufacturers and markets patented, portable electrochemical heaters and a line of shelf-stable meals that incorporate such heaters.

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

The following information about the two segments is for the year ended December 28, 2001:

	Plastic Injection Molding	Specialty Products	Totals

Revenues from external customers	$13,340,151	$8,936,871	$22,277,022
Interest expense, net (1)	790,492	53,418	843,910
Depreciation and amortization (1)	1,059,448	98,005	1,157,453
Segment profit (loss)	(1,878,295)	485,638	(1,392,657)
Asset impairment losses	(3,310,766)	-	(3,310,766)
Segment assets	5,442,040	3,678,302	9,120,342
Expenditures for segment assets	99,628	77,838	177,466

Reconciliation to Consolidated Amounts:	Revenues	Profit (loss)	Assets

Totals for reportable segments	$22,277,022	$(1,392,657)	$9,120,342
Corporate headquarters	-	-	162,220
Loss on disposal of subsidiary	-	(241,388)	-
Asset impairment losses	-	(3,310,766)	-
Unallocated corporate headquarters expense (2)	-	(552,638)	-
Total consolidated amounts	22,277,022	$(5,497,449)	$9,282,562

Reconciliation to Consolidated Amounts:	Interest expense, net	Depreciation and Amortization

Totals for reportable segments	$843,910	$1,157,453
Other	-	-
Elimination of inter-segment profit (loss)	-	-
Unallocated corporate headquarters expense (2)	435,556	3,672
Total consolidated amounts	$1,279,466	$1,161,125

The following information about the two segments is for the year ended December 29, 2000:

	Plastic Injection Molding	Specialty Products	Totals
Revenues from external customers	$18,541,382	$6,278,163	$24,819,545
Interest expense, net (1)	1,025,515	46,180	1,071,695
Depreciation and amortization(1)	1,134,159	85,615	1,219,774
Segment profit (loss)	(732,648)	318,871	(413,777)
Asset impairment loss	(955,232)	-	(955,232)
Segment assets	18,224,040	3,528,296	21,752,336
Expenditures for segment assets	192,698	64,288	256,986

Reconciliation to Consolidated Amounts:	Revenues	Profit (loss)	Assets
Totals for reportable segments	$24,819,545	$(413,777)	$21,752,336
Corporate headquarters	-	-	339,426
Asset impairment loss	-	(992,454)	-
Unallocated corporate headquarters expense (2)	-	(1,221,827)	-
Total consolidated amounts	$24,819,545	$(2,628,058)	$22,091,762

Reconciliation to Consolidated Amounts:	Interest expense, net	Depreciation and amortization

Totals for reportable segments	$1,071,695	$1,219,774
Other	-	-
Elimination of inter-segment profit (loss)	-	-
Unallocated corporate headquarters expense (2)	449,656	3,672
Total consolidated amounts	$1,521,351	$1,223,446

The following information about the two segments is for the year ended December 31, 1999:

	Plastic Injection Molding	Specialty Products	Totals

Revenues from external customers	$10,383,111	$5,826,737	$16,209,848
Interest expense, net (1)	574,480	99,602	674,082
Depreciation and amortization (1)	714,602	77,654	792,256
Segment profit (loss)	(320,026)	488,346	168,320
Segment assets	19,851,540	3,505,728	23,357,272
Expenditures for segment assets	316,443	29,208	345,651

Reconciliation to Consolidated Amounts:	Revenues	Profit (loss)	Assets

Totals for reportable segments	$16,209,848	$168,320	$23,357,272
Corporate headquarters	-	-	840,082
Elimination of inter-segment profit (loss)	-	-	-
Unallocated corporate headquarters expense (2)	-	(1,085,700)	-
Total consolidated amounts	$16,209,848	$(917,380)	$24,197,354

Reconciliation to Consolidated Amounts:	Interest expense, net	Depreciation and amortization

Totals for reportable segments	$674,082	$792,256
Other	-	-
Elimination of inter-segment profit (loss)	-	-
Unallocated corporate headquarters expense (2)	416,373	3,672
Total consolidated amounts	$1,090,455	$795,928

(1) Interest expense, net for the Company’s Specialty Products segment includes non-cash warrant amortization of $-0-, $-0- and $57,226 for the years ended December 28,2001, December 29, 2000 and December 31, 1999, respectively.

(2) Interest expense, net for the Company’s corporate headquarters includes non-cash warrant and debt discount amortization of $158,402, $143,376 and $119,715 for the years ended December 28, 2001, December 29, 2000 and December 31, 1999, respectively.

8.  IMPAIRMENT LOSS ON PROPERTY AND GOODWILL

The impact on PMT of the loss of a significant customer, particularly as it relates to PMT's value as an ongoing operation, combined with the downturn in the general economy, caused management to conclude that the market value of PMT's real estate was impaired at September 28, 2001. As a result, the decision was made to write down the real estate to estimated net realizable value. This decision resulted in a $400,000 charge against 3rd quarter earnings that is classified in the Consolidated Statement of Operations as an impairment loss on property.  See Note 12 for Management’s asset impairment estimate relating to the forced liquidation of PMT assets in March 2002.

Based on the significant decline in RPI's year-to-date 2001 operating results thru June compared to prior years, and on projections for the next twelve months that had been revised significantly downward, the Company concluded that the subsidiary's estimated undiscounted future operating cash flows did not justify the continued existence of goodwill.  Therefore, the subsidiary's goodwill balance of $2,910,766 was written off at June 29, 2001 and included in the Consolidated Statement of Operations as an impairment loss on goodwill.

9.  LEGAL PROCEEDINGS

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

A lawsuit was filed against the Company in November 2001 in the Circuit Court of Chesterfield County, Virginia by Granville Valentine III, former President of R.P.Industries, Inc., for breach of his employment contract. The suit is captioned Granville G. Valentine, III, vs. R.P.Industries, Inc., et al., including United Shields Corporation. The Company is defending itself against the claims made in the suit and a counter suit is being considered.

Several PMT lenders notified PMT subsequent to year-end of their intention to foreclose on their loans and sell the collateral. The foreclosure sales took place in March 2002. See Note 12 for further details

The Company is involved in various litigation and other routine matters which are incident to the Company’s business. In the opinion of management, the ultimate disposition of such litigation and other matters will not have a material effect upon the Company’s financial statements

10.  SALE OF SUBSIDIARY

The Company entered into a Share Purchase Agreement on September 5, 2001, wherein it agreed to transfer 75% of the outstanding shares of RPI to an unrelated buyer for $1 and a $1,550,000 Promissory Note payable in installments through June 30, 2010. Final consummation of the Agreement is contingent upon the ability of the buyer to obtain financing that will pay off the current lender, who has threatened foreclosure. The loan in question has not been refinanced as of the issuance date of this report.

The prospective buyer of RPI has had day-to-day operational responsibility for the subsidiary since the agreement was signed. In addition, the uncertainties associated with the eventual consummation of this transaction were significantly lessened by year-end as the buyer had taken the steps required by the lender to avoid an immediate foreclosure, principally debt reduction and consolidation of operations. As a result, the Company concluded that the requirements for treatment of this transaction as a disposal of a business were substantially met and a transfer was recorded effective October 26, 2001. The Company still guarantees this lender's debt and various other debt of RPI (see Notes 9 and 12).

11.  BUSINESS AND CREDIT CONCENTRATIONS

HMC's primary line of business, flameless ration heaters, which it sells through prime contractors to the United States Department of Defense for their "Meals Ready-To-Eat" operations, can be impacted by the United States Defense Budget.  If the United States significantly reduces its budget allocations for defense expenditures, or alters its operations for individual ration feeding programs, the Company's sales may be adversely affected.  Over the previous two years, however, the United States Defense Supply Center requirements have increased, and the Company's sales of flameless ration heaters have grown. Sales to the Defense Supply Center approximated 25%, 16% and 23% of the Company's total net sales for 2001, 2000 and1999, respectively. As of December 28,2001, accounts receivable from this prime contractor was $539,514.

12.  GOING CONCERN

The accompanying Consolidated Financial Statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has not been able to secure sufficient equity capital to date, has sustained significant net losses since 1997, and is in default, including payment default, on most of its debt.

Four secured non-related party lenders who are owed a total of $4,638,643 by PMT at December 28, 2001 accelerated their loans subsequent to year-end and foreclosed on the collateral securing their loans in March 2002. The collateral has a book value of $4,838,758 at December 28, 2001. The Company expects to record a loss resulting from the forced liquidation of this collateral by foreclosure of approximately $2,000,000.  While this orderly liquidation of PMT has taken place outside of bankruptcy, an eventual PMT bankruptcy filing is still a possibility.

The Company has guaranteed the debt of two of PMT's secured lenders.  Notes owed to these lenders at December 28, 2001 totaled $4,461,548.  Management estimates that a deficiency of approximately $1,800,000 will result from the forced liquidation of the collateral securing this debt. However, the lenders have expressed a willingness to negotiate with the Company as to the amount and terms of repayment of this deficiency.  Management believes a settlement in the range of $600,000 to $1,000,000 will be negotiated.  Payment of the negotiated settlements are projected to come from operating revenues of HMC, assuming the total debt/equity structure of the Company can be restructured in a way that enables HMC operations to successfully handle the restructured debt requirements If this restructuring is not successful, the Company will most likely sell HeaterMeals to liquidate debt.  It is not known at this time whether the proceeds of such a sale would be enough to liquidate all the remaining debt of the Company.

In addition to the PMT guarantees mentioned above, the Company still guarantees approximately $2.4 million of the debt of R.P. Industries, Inc.  The Company agreed to sell a 75% interest in R.P.

Industries, Inc. to an unrelated buyer in late 2001.  However, the buyer has been unable to refinance a note guaranteed by the Company and the lender will not release the Company from its guarantee until the note is refinanced.  If the lender forecloses on the loan before the buyer can refinance it, the transfer to the unrelated party will most likely be reversed and the Company will be responsible for any deficiency between the note and collateral proceeds. Management is unable to estimate what the dollar range of this deficiency might be at this time

These factors raise substantial doubt about the Company’s ability to continue as a going concern.

While management is attempting to restructure the Company and secure its long-term viability, there can be no assurance that revised or additional credit facilities can be arranged or that any long-term financial restructuring alternatives can be successfully initiated or implemented in the near term. If a restructuring is not successful, the Company will most likely have to file for bankruptcy and/or sell The HeaterMeals Company to satisfy its creditors. It is unknown at this time whether the proceeds of such a sale would satisfy the claims of all creditors. No return of capital to shareholders will be available unless all creditor claims are liquidated.

The Company has retained financial, legal and mergers/acquisition advisors who are advising the Company as to the alternatives that are available in these circumstances.