Form 10-Q
period 2002-03-29
UNITED SHIELDS CORP/OH/
filed 2002-05-20
CIK 808432

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

Form  10-QSB

(Mark One)

[ X ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 29, 2002.

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

(Issuer’s telephone number)

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

Yes          No

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 19,059,379 shares as of May 13, 2002.

Transitional Small Business Disclosure Format (check one):

Yes          No     X

UNITED SHIELDS CORPORATION

AND SUBSIDIARIES

INDEX

Part I.	Financial Information
	Item 1.	Consolidated Financial Statements
Consolidated Balance Sheets as of March 29, 2002 and December 28, 2001
Consolidated Statements of Operations for the three month periods ended March 29, 2002 and March 30, 2001
Consolidated Statements of Cash Flows for the three month periods ended March 29, 2002 and March 30, 2001
Notes to Consolidated Financial Statements
	Item 2.	Management’s Discussion and Analysis of Financial Condition And Results of Operations

Part II.	Other Information
	Item 1.	Legal Proceedings
	Item 3.	Default Upon Senior Securities
	Item 6.	Exhibits and Reports on Form 8-K
Signatures

United Shields Corporation

and Subsidiaries

Consolidated Balance Sheets

	March 29,	December 28,
	2002	2001

Assets
Current Assets:

Cash	$19,300	$34,447
Accounts receivable, net	704,863	1,021,806
Other receivables	2,781,456	16,282
Inventories	1,590,430	1,711,204
Prepaid expenses and other	105,560	144,204
Total current assets	5,201,609	2,927,943

Property, plant and equipment, at cost:

Land	-	375,000
Machinery and equipment	666,450	3,895,699
Office furniture and fixtures	72,123	110,996
Vehicles	-	33,516
Building and leasehold improvements	3,037	2,353,037
	741,610	6,768,248

Less accumulated depreciation	(377,438)	(1,557,208)

Net property, plant and equipment	364,172	5,211,040

Other assets:

Deposits	24,320	24,320
Goodwill, net	1,099,597	1,099,597
Other	18,926	19,662
Total other assets	1,142,843	1,143,579

	$6,708,624 ========	$9,282,562 =======

The accompanying Notes to Consolidated Financial Statements are an integral part of the statements.

United Shields Corporation

and Subsidiaries

Consolidated Balance Sheets (continued)

     March 29,

December 28,

2002

2001

     Liabilities and Stockholders’ Equity (Deficit)

Current liabilities:

     Revolving lines of credit - current

$

1,030,600

$

1,226,597

     Notes payable - related parties - current

2,219,066

2,189,637

     Notes payable - current

5,189,198

5,194,171

     Capital lease obligation - current

157,795

157,372

     Accounts payable

1,413,501

1,503,826

     Accrued expenses and other current liabilities

1,563,673

1,331,082

Total current liabilities

11,573,833

11,602,685

Notes payable

181,763

205,624

Capital lease obligation

8,520

10,485

Total liabilities

11,764,116

11,818,794

Stockholders’ equity (deficit):

     Common stock - authorized 500,000,000 shares

     without par value; stated value $0.01; issued

     19,454,875 shares at March 29, 2002 and

     December 28, 2001

194,549

194,549

     Treasury stock - at cost, 395,496 shares at March

     29, 2002 and December 28, 2001

(55,530)

(55,530)

     Additional paid in capital

10,882,109

10,882,109

     Accumulated deficit

(16,076,620)

(13,557,360)

Total stockholders’ equity (deficit)

(5,055,492)

(2,536,232)

$

6,708,624

$

9,282,562

=========

=========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

United Shields Corporation

and Subsidiaries

Consolidated Statements of Operations

Three Months Ended

March 29,

March 30,

2002

    2001

Net sales

$

1,844,324

$

1,974,812

Cost of sales

1,456,629

1,691,100

Gross profit

387,695

283,712

Operating expenses:

Selling, general and administrative

438,994

326,251

Goodwill amortization

______-

25,278

Total operating expenses

438,994

351,529

______

______

Loss from operations

(51,299)

(67,817)

Other income (expense):

Interest expense, net

(105,472)

(126,061)

Loss on disposal of discontinued subsidiary

(2,008,380)

-

Loss from operations of discontinued subsidiaries

(360,260)

(275,535)

Other

6,151

692

Total other expense

(2,467,961)

(400,904)

Net loss

$

(2,519,260)

$

(468,721)

========

=======

Weighted average number of shares outstanding -

basic and diluted

19,059,379

19,333,184

========

========

Net loss per common share - basic and diluted

$

(0.13)

$

(0.02)

========

========

The accompanying Notes to Consolidated Financial Statements are an integral part of the statements.

United Shields Corporation

and Subsidiaries

Consolidated Statements of Cash Flows

Three Months Ended

March 29,

March 30,

2002

2001

Net cash flows provided by (used in) operating activities:

Net loss

$

(2,519,260)

$

(468,721)

Adjustments to reconcile net loss to net cash provided by

(used in) operating activities:

Depreciation and amortization - property, plant and equipment

117,195

315,358

Amortization of goodwill, warrants and debt discount

29,933

124,399

Loss on disposal of discontinued subsidiary

2,008,380

-

Changes in working capital accounts:

Accounts and other receivables

(2,448,229)

(356,802)

Inventories

79,691

(335,903)

Prepaid expenses and other

38,644

(25,119)

Deposits and other

736

34,938

Accounts payable

(90,325)

1,173,800

Accrued expenses and other current liabilities

232,587

(241,913)

________

______

Net cash provided by operating activities

(2,550,648)

220,037

Cash flows provided by (used in) investing activities:

Purchases of property and equipment

(19,080)

(53,583)

Proceeds from disposal of property and equipment

2,781,454

-

Decrease in restricted short-term investments

-

694,395

_______

______

Net cash (used) provided by investing activities

2,762,374

640,812

Cash flows provided by (used in) financing activities:

Borrowings under revolving line of credit

103,401

70,320

Payments on revolving line of credit

(299,398)

(779,452)

Payments on notes payable - related parties

(500)

(9,654)

Payments on notes payable

(28,834)

(160,630)

Payments on capital lease obligations

(1,542)

(8,734)

Purchases of Treasury Stock

-

(55,530)

_______

_______

Net cash used in financing activities

(226,873)

(943,680)

Net decrease in cash

(15,147)

(82,831)

Cash at beginning of period

34,447

272,358

Cash at end of period

$

19,300

$

189,527

======

======

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

United Shields Corporation

Notes To Consolidated Financial Statements

March 29, 2002

1.  Company Description

United Shields Corporation (“USC” or the “Company”) is a Cleveland, Tennessee-based holding company that owns The HeaterMeals Company (“HMC”), which manufactures and markets patented, portable electrochemical heaters and a line of shelf-stable meals that incorporate such heaters. The Company also owns Pittsfield Mold and Tool, Inc. (PMT) and has a 25% equity ownership interest in RP Industries, Inc. (“RPI”), both of which are engaged in the production of molded plastic components and finished products of original equipment manufacturers. Effective February 28, 2002, the Company ceased all production at PMT and began an orderly liquidation of the assets of that subsidiary.

2.  Summary of Significant Accounting Policies

a.  Interim Financial Statements

The March 29, 2002 and March 30, 2001 financial data are unaudited, however, in the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments   necessary to present fairly the consolidated financial statements for the respective periods. Interim results are not necessarily indicative of results for a full year. The consolidated financial statements should be read in conjunction with the Company’s unaudited consolidated financial statements and notes thereto for the fiscal year ended December 28, 2001.

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

d.  Per Share Data

Potential common shares relating to options and warrants to purchase common stock were not included in the weighted average number of shares for the periods ended March 29, 2002 and March 30, 2001 because their effect, if any, would have been anti-dilutive.

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

Management estimates that implementation of SFAS 142 will have a positive pretax income impact on the Company of approximately $100,000 in 2002. The positive impact on the current quarter is $25,278. See Note 3 for first quarter 2001 pro forma results.

In August 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  This Statement supercedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and Accounting Principles Board (APB) Opinion No. 30, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that Opinion).  The Statement is effective for fiscal years beginning after December 15, 2001.  This Statement retains the requirements of SFAS 121 related to long-lived assets impairment loss recognition and measurement, but removes goodwill and certain intangibles from its scope.  The Statement also requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and broadens the presentation of discontinued operation to include more disposal transactions. See Note 9 for management’s estimate of the loss related to the disposal of PMT assets in March 2002.

3.  Pro Forma Results

The following table reflects unaudited pro forma results of operations after giving effect to SFAS 142, Goodwill and Intangible Assets, as if it were adopted on January 1, 2001:

Qtr Ended

March 30, 2001

Net loss, as reported

$(468,721)

Add back:  amortization expense

88,907

Pro forma net loss

(379,814)

=======

Basic net loss per share:

As reported

$(0.02)

Pro forma

$(0.02)

4.  Default Upon Senior Securities and Foreclosure By Lenders

The Company is delinquent in the payment of principal and interest on several loans payable to both related and unrelated parties. As a result, these related and unrelated party loans totaling $7,711,283 are in default and the outstanding loan balances are classified as current in the accompanying financial statements.

In addition, four secured unrelated party lenders who are owed a total of $4,471,497 by PMT at March 29, 2002, accelerated their loans subsequent to year-end and foreclosed on the collateral securing the loans in March 2002. The Company guaranteed the debt of two of the PMT lenders who were owed a total of $4,294,402 at March 29, 2002. Management estimates that a deficiency of $1,600,000 resulted from the forced liquidation of the collateral securing this debt and is currently negotiating the amount and payment terms of these deficiencies with the lenders. Also see Notes 6 and 9.

5.  Business Segments

The Company had the following two reportable segments in the 1st quarter of 2001 and 2002: Plastic Injection Molding and Specialty Products. The Plastic Injection Molding segment consists of the Company’s RPI (1st quarter 2001 only) and PMT (through February 28, 2002) subsidiaries that were engaged in the production of molded plastic components and finished products for original equipment manufacturers. The Specialty Products segment consists of the Company’s HMC subsidiary and manufacturers and markets patented, portable electrochemical heaters and a line of shelf-stable meals that incorporate such heaters.

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

The following information about the two segments is for the three months ended March 29, 2002:

Plastic

Injection

Specialty

 Molding (2)

 Products

Totals

Revenues from external customers

$

703,954

$

1,844,324

$

2,548,278

Interest expense, net

112,494

7,926

120,420

Depreciation and amortization-

PP&E

90,006

26,270

116,276

Segment profit (loss)

(360,260)

99,537

(260,723)

Segment assets

2,881,704

3,711,439

6,593,143

Expenditures for segment assets

-

19,080

19,080

Reconciliation to Consolidated

Amounts:

Revenues

    Loss

Assets

Totals for reportable segments

$

2,548,278

$

(260,723)

$

6,593,143

Discontinued operations

(703,954)

-

-

Corporate headquarters

-

-

115,481

Loss on disposal of subsidiary

-

(2,008,379)

-

Unallocated corporate

headquarters expense

              -

(250,158)

               -

Total consolidated amounts

$

1,844,324

$

(2,519,260)

$

6,708,624

========

=========

========

Reconciliation to Consolidated

Amounts:

Depreciation

Interest

and amort -

expense, net

    PP&E

Totals for reportable segments

$

120,420

$

116,276

Discontinued operations

(112,114)

(90,006)

Other

-

-

Unallocated corporate

headquarters expense (1)

    97,546

       918

Total consolidated amounts

$

105,472

$

27,188

=======

======

The following information about the two segments is for the three months ended March 30, 2001:

   Plastic

  Injection

Specialty

Molding(2)

Products

      Totals

Revenues from external

   customers

$

5,238,500

$

1,974,812

$

7,213,312

Interest expense, net

242,440

14,359

256,799

Depreciation and amortization-

     PP&E

291,411

23,029

314,440

Segment profit (loss)

(275,535)

27,663

(247,872)

Segment assets

17,513,451

3,781,009

21,294,460

Expenditures for segment assets

27,473

26,110

53,583

Reconciliation to Consolidated

Amounts:

Revenues

    Loss

     Assets

Totals for reportable segments

$

7,213,312

$

(247,872)

$

21,294,460

Discontinued operations

(5,238,500)

-

-

Corporate headquarters

-

-

352,630

Unallocated corporate

    headquarters expense

                -

   (220,849)

                -

Total consolidated amounts

$

1,974,812

$

(468,721)

$

21,647,090

=======

=======

========

Reconciliation to Consolidated

Amounts:

Interest

Depreciation

expense,

  and amort -

    net

     PP&E

Totals for reportable segments

$

256,799

$

314,440

Discontinued operations

(242,440)

(291,411)

Other

-

-

Unallocated corporate headquarters

expense (1)

111,702

_____918

Total consolidated amounts

$

126,061

$

23,947

=======

=======

(1)

Interest expense, net for the Company’s corporate headquarters includes non-cash warrant and debt discount amortization of $29,929 and $35,844 for the quarters ended March 29, 2002 and March 30, 2001, respectively.

(2)

2002 and 2001 income and expense amounts for the Plastic Injection Molding Segment are netted in the Consolidated Statements of Operations and included in Loss From Operations of Discontinued Subsidiary

6.  Other Receivables

The March 29, 2002 balance of $2,781,456 in Other Receivables consists of amounts due from lenders who foreclosed on and sold all PMT equipment and real estate in March 2002. The receivable will be applied against existing loan balances due the lenders when a final settlement is reached. See Note 9 for details regarding 1) the impact of the foreclosure sales on period results, and 2) USC’s liability under guarantees for loan balance deficiencies that remained after the foreclosure sales.

7.  Legal Proceedings

On March 30, 2001, the Company filed suit, seeking legal and equitable remedies, against the former owners of PMT for breach of contract, fraud, mutual mistake of fact, promissory estoppel and conversion related to the Company’s acquisition of PMT.  The case is pending in the Hamilton County, Ohio Court of Common Pleas and is captioned United Shields Corporation vs. Kirchner, et al.  As a result of this filing, the Company has discontinued debt payments to the former owners. The former owners have filed suit to collect the discontinued debt payments.

A lawsuit was filed by Granville Valentine III, former President of RPI, against the Company in November 2001 in the Circuit Court of Chesterfield County, Virginia for breach of his employment contract. The suit is captioned Granville G. Valentine III vs. R.P. Industries, Inc., et al., including United Shields Corporation. The Company is defending itself against the claims made in the suit and a counter suit is being considered.

Several PMT lenders notified the Company during the quarter of their intention to foreclose on their loans and sell the collateral. The foreclosure sales took place in March 2002. See Notes 4, 6 and 9.

8.  Sale Of Subsidiary

The Company entered into a Share Purchase Agreement on September 5, 2001, wherein it agreed to sell 75% of the outstanding shares of RPI to an unrelated buyer for $1 and a $1,550,000 Promissory Note payable in installments through June 30, 2010. Final consummation of the Agreement is contingent upon the ability of the buyer to obtain financing that will pay off the current lender, who has threatened foreclosure. The loan in question totals approximately $2,400,000 and has not been refinanced as of the issuance date of this report.

 The Company guarantees this debt. If the lender forecloses on the loan before the buyer can refinance it, the sale of RPI to the unrelated party will most likely be reversed and the Company will be responsible for any deficiency between the note and the collateral proceeds. Management estimates that the deficiency, if any, will not exceed $300,000.

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

As is discussed in Note 4, four secured non-related party lenders who are owed a total of $4,471,497 by PMT at March 29, 2002 accelerated their loans subsequent to year-end and foreclosed on the collateral securing their loans in March 2002. The Company recorded a loss of $2,008,380 in the current quarter as a result of the forced liquidation of this collateral. While this orderly liquidation of PMT has taken place outside of bankruptcy, an eventual PMT bankruptcy filing is still a possibility.

In addition, the Company has guaranteed the debt of two of PMT’s secured lenders.  Notes owed to these lenders at March 29, 2002 totaled $4,294,402. Management estimates that a deficiency of approximately $1,600,000 resulted from the forced liquidation of the collateral securing this debt. However, the lenders have expressed a willingness to negotiate with the Company as to the amount and terms of repayment of this deficiency. Management believes a settlement in the range of $600,000 to $1,000,000 will be negotiated. Payment of the negotiated settlements are projected to come from operating revenues of HMC, assuming the total debt/equity structure of the Company can be restructured in a way that enables HMC operations to successfully handle the restructured debt requirements If this restructuring is not successful, the Company will most likely sell HeaterMeals to liquidate debt.  It is not known at this time whether the proceeds of such a sale would be enough to liquidate all the remaining debt of the Company.

As discussed in Note 8, the Company still guarantees approximately $2.4 million of the debt of RPI. If the lender forecloses on the loan before it is refinanced, the sale of RPI will most likely be reversed and the Company will be responsible for any deficiency between the note and collateral proceeds. Management estimates that the deficiency, if any, will not exceed $300,000.

These factors raise substantial doubt about the Company’s ability to continue as a going concern.

While management is attempting to restructure the Company, there can be no assurance that revised or additional credit facilities can be arranged or that any long-term financial restructuring alternatives can be successfully initiated or implemented in the near term. If a restructuring is not successful, the Company will most likely have to file for bankruptcy and/or sell The HeaterMeals Company to satisfy its creditors. It is unknown at this time whether the proceeds of such a sale would satisfy the claims of all creditors. No return of capital to shareholders will be available unless all creditor claims are liquidated.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Safe Harbor Clause

This report contains certain “forward-looking statements”.  The Company desires to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing itself of the protection of such safe harbor with respect to all such forward-looking statements.  These forward-looking statements, which are included in Management’s Discussion and Analysis, describe future plans or strategies and include the Company’s expectations of future financial results.  The words “expect,” “estimate,” “anticipate,” “predict,” and similar expressions are intended to identify forward-looking statements.  Important factors that could cause the actual results, performance or achievement of the Company to differ materially from the Company’s expectations include the following: 1) one or more of the assumptions or other factors discussed in connection with particular forward-looking statements prove not to be accurate; 2) the Company is unsuccessful in increasing sales through its anticipated marketing efforts; 3) mistakes in cost estimates and cost over-runs; 4) the Company’s inability to obtain financing for one or more acquisitions and/or for general operations; 5) non-acceptance of one or more products of the Company in the marketplace due to costs or other reasons; 6) the Company’s inability to supply any product to meet market demand; 7) generally unfavorable economic conditions which would adversely effect purchasing decisions by retailers or consumers; 8) development of a similar product that competes with HeaterMeals(R) which is not an infringement of any of the patents pertaining to those products; 9) inability of the owner of any of the patents to protect against infringement; 10) the inability to successfully integrate one or more acquisitions with the Company’s operations (including the inability to successfully integrate several acquisitions at the same time, integrate businesses which may be diverse as to type of business, geographic area, or customer base and the diversion of management’s attention among several acquired businesses) without substantial costs, delays or other problems; 11) if the Company experiences labor and/or employment problems such as work stoppages, inability to hire and/or retain competent personnel; 12) a shortage in the supply of significant raw materials, such as plastic resin and magnesium, which would significantly increase the cost of goods sold; and 13) if the Company experiences unanticipated problems (including but not limited to accidents, fires, acts of God, etc.), or is adversely affected by problems of its suppliers, shippers, customers or others.  All written or oral forward-looking statements attributable to the Company are made as of the date hereof, and the Company assumes no obligation to update the forward-looking statements, or to update the reasons why actual results could differ materially from those projected in the forward-looking statements.

Results of Operations

Following is a discussion of the results of operations for the quarter ended March 29, 2002, compared to the quarter ended March 30, 2001, and changes in financial condition for the first three months of 2002. The operations of RPI and PMT are treated as discontinued operations for both periods and, therefore, the following analysis pertains to HMC and corporate operations only.

NET SALES.  Net sales for the quarter ended March 29, 2002 decreased $130,488 or 6.6% from the same period in the prior year.. The decrease in HMC’s sales resulted from a 35% decrease in unit sales of shelf-stable meals during the quarter ended March 29, 2002, compared to the prior year, which was somewhat offset by a 16% increase in sales of flameless ration heaters.

COST OF SALES.  Cost of sales for the quarter ended March 29, 2002 decreased $234,471 or 13.9% compared to the same quarter in 2001. The decrease of 13.9% compared to a sales decrease of 6.6%. This positive result is reflective of the non-recurrence in 2002 of costs associated with a special packaging project in the first quarter of 2001 that adversely affected flameless ration heater cost of sales.

GROSS PROFIT.  Gross profit increased $103,983 or 36.7% in the quarter ended March 29, 2002 compared to the same quarter in 2001. The gross margin percentage was 21.0% in the quarter ended March 29, 2002 compared to 12.1% in the same quarter in 2001. The primary reason for this margin percentage increase was the elimination of costs associated with a 2001 special packaging project for the flameless ration heater business.

OPERATING EXPENSES.  Operating expenses increased $87,465 or 24.9% in the quarter ended March 29, 2002 compared to the same period in 2001.  Both HMC and the corporate office experienced increases. HMC incurred increases in salaries, marketing and professional fees. The corporate office incurred an increase in legal and insurance expenses as a result of the Company’s ongoing operational challenges.

INTEREST EXPENSE, NET.  Interest expense, net decreased $20,589 or 16.3% in the quarter ended March 29, 2002, compared to the same quarter in the prior year. Lower interest rates on all variable rate loans in the current quarter compared to the prior year lowered borrowing costs for both HMC and the corporate office.

INCOME TAXES.  No income tax benefits attributable to the losses from continuing operations were recorded in the quarters ended March 29, 2002 and March 30, 2001, as a result of the uncertainty associated with the realization of these tax deferred assets.

Capital Restructuring Required

The Company is in violation of certain debt coverage covenant requirements included in several non-related party loan agreements.  In addition, the Company is delinquent in the payment of principal and interest on loans payable to both related and non-related parties. As a result, these related and non-related party loans are in default and the outstanding loan balances are classified as current in the accompanying financial statements. In addition, four secured non-related party lenders who are owed a total of $4,471,497 by PMT at March 29, 2002 accelerated their loans subsequent to year-end and foreclosed on the collateral securing their loans in March 2002. The Company recorded a loss of $2,008,380 in the current period as a result of the forced liquidation of this collateral by foreclosure. While this orderly liquidation of PMT has taken place outside of bankruptcy, an eventual PMT bankruptcy filing is still a possibility.

In addition, the Company has guaranteed the debt of two of PMT’s secured lenders.  Notes owed to these lenders at March 29, 2002 totaled $4,294,402. Management estimates that a deficiency of approximately $1,600,000 resulted from the forced liquidation of the collateral securing this debt. However, the lenders have expressed a willingness to negotiate with the Company as to the amount and terms of repayment of this deficiency. Management believes a settlement in the range of $600,000 to $1,000,000 will be negotiated. Payment of the negotiated settlements are projected to come from operating revenues of HMC, assuming the total debt/equity structure of the Company can be restructured in a way that enables HMC operations to successfully handle the restructured debt requirements If this restructuring is not successful, the Company will most likely sell HeaterMeals to liquidate debt.  It is not known at this time whether the proceeds of such a sale would be enough to liquidate all the remaining debt of the Company.

The Company still guarantees approximately $2.4 million of the debt of RPI. If the lender forecloses on the loan before it is refinanced, the sale of RPI will most likely be reversed and the Company will be responsible for any deficiency between the note and collateral proceeds. Management estimates that the deficiency, if any, will not exceed $300,000.

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

Part II - Other Information

Item 1. - Legal Proceedings

On March 30, 2001, the Company filed suit, seeking legal and equitable remedies, against the former owners of PMT for breach of contract, fraud, mutual mistake of fact, promissory estoppel and conversion related to the Company’s acquisition of PMT.  The case is pending in the Hamilton County, Ohio Court of Common Pleas and is captioned United Shields Corporation vs. Kirchner, et al.  As a result of this filing, the Company has discontinued debt payments to the former owners. The former owners have filed suit to collect the discontinued debt payments.

A lawsuit was filed by Granville Valentine III, former President of RPI, against the Company in November 2001 in the Circuit Court of Chesterfield County, Virginia for breach of his employment contract. The suit is captioned Granville G. Valentine III vs. R.P. Industries, Inc., et al., including United Shields Corporation. The Company is defending itself against the claims made in the suit and a counter suit is being considered.

Item 3. - Default Upon Senior Securities

The Company is delinquent in the payment of principal and interest on several loans payable to both related and unrelated parties. As a result, these related and unrelated party loans totaling $7,711,283 are in default and the outstanding loan balances are classified as current in the accompanying Consolidated Financial Statements.

In addition, four secured unrelated party lenders who are owed a total of $4,471,497 by PMT at March 29, 2002, accelerated their loans subsequent to year-end and foreclosed on the collateral securing the loans in March 2002. The Company guaranteed the debt of two of the PMT lenders who were owed a total of $4,294,402 at March 29, 2002. Management estimates that a deficiency of $1,600,000 resulted from the forced liquidation of the collateral securing this debt and is currently negotiating the amount and payment terms of these deficiencies with the lenders. Also see Notes 6 and 9 in the accompanying Consolidated Financial Statements.

Item 6. - Exhibits and Reports on Form 8-K

(a)	Exhibits - None
(b)	Reports on Form 8-K - None

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

UNITED SHIELDS CORPORATION

Date: May 20, 2002	/s/William A. Frey III William A. Frey III Chairman and Principal Executive Officer

Date: May 20, 2002	/s/John F. Quigley John F. Quigley Senior Vice President and Principal Accounting Officer