Form 10KSB/A
period 2001-12-28
UNITED SHIELDS CORP/OH/
filed 2002-10-10
CIK 808432

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X ]    No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and disclosure will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of registrant's Common Stock held by non-affiliates as of March 26, 2002, based upon the closing price of a share of the Common Stock on the OTC Bulletin Board as of that date, was $496,000. The total number of outstanding shares of registrant's Common Stock as of March 26, 2002 was 19,059,379.

#

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the part of the Form 10-KSB/A into which the document is incorporated: Certain Exhibits shown on Exhibit Index

Transitional Small Business Disclosure Format (Check one): Yes __   No X

PART I

ITEM 1.

DESCRIPTION OF BUSINESS.

Background and History of the Company.

United Shields Corporation ("USC" or the "Company") is a Cleveland, TN based holding company that owns The HeaterMeals Company ("HMC"), which manufactures and markets patented, portable electrochemical heaters and a line of shelf-stable meals that incorporate such heaters. The Company also owns Pittsfield Mold & Tool, Inc. (PMT) and R.P.Industries, Inc. (RPI), both of which are engaged in the production of molded plastic components and finished products of original equipment manufacturers.

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

GROWTH STRATEGY

Plastic Injection Molding Segment

Year 2000 and early 2001 operating results and underlying economic conditions have resulted in a cessation of any growth plans for this segment.

Specialty Products Segment

The Company has expanded its marketing and distribution associated with its shelf-stable meals via trade shows, direct marketing and the Internet. The Company has generated additional interest in these meals from certain specialty groups and individuals, like those concerned with emergency preparedness and disaster relief, where the shelf-stable meals can be reserved for use over periods of up to two years without any spoilage or adverse quality consequences.

PRODUCTS AND PRODUCTION

Plastic Injection Molding Segment

The Company’s Plastic Injection Molding segment in 2001 was comprised of RPI and PMT. Net sales of this segment were 61%, 75%, and 64% of total Company sales in 2001, 2000, and 1999, respectively. PMT shut down operations in February 2002. RPI shut down operations in July 2002. See the Business Segments footnote in the Notes to Consolidated Financial Statements for more detailed Plastic Injection Molding segment information.

Specialty Products Segment

HMC manufactures and markets patented, portable electrochemical heaters and a line of shelf-stable meals that incorporate such heaters.  The electrochemical heater is comprised of metallic alloy powder embedded with plastic that generates heat when activated by water, but is flameless, non-toxic and flexible in design. Since 1990, the Company has sold over 100 million flameless ration heaters ("FRH") to government contractors, which incorporate the FRH into "Meals-Ready-to-Eat" ("MRE's"), for the United States military’s operational ration programs. Since 1996, the Company has sold over 3 million shelf-stable meals under the trademarks “HeaterMeals”â and “HeaterMeals Plus”®. HeaterMeals® products are an assortment of breakfast and dinner entrees packaged with the patented electrochemical heater, food accessories, utensil pack and water activation pouch, which allows the consumer to have a hot meal anyplace and anytime. Net sales of this segment were 39%, 25%, and 36% of the Company's total sales in 2001,2000 and 1999, respectively.  See the Business Segments footnote in the Notes to Consolidated Financial Statements for more detailed Specialty Products segment information.

RESEARCH AND DEVELOPMENT

The Company invests in the development of new products and manufacturing processes in each of its operating subsidiaries. All research and development costs, including salaries and wages of employees involved in research and development, are expensed as incurred.  The Company estimates that it annually spends less than 1% of net sales on research and development.

MARKETING AND DISTRIBUTION

Plastic Injection Molding Segment

The Company’s Plastic Injection Molding segment manufactures (i) plastic components that are generally sold to other manufacturers (original equipment manufacturers and other end-users) who incorporated these components in their products, and (ii) finished products that are assembled and sold to end-users for resale direct to consumers. Most sales are made directly by RPI’s and PMT’s employees and are distributed principally by truck through the use of independent freight companies.

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

The Company has expanded the marketing and distribution associated with its shelf-stable meals via direct marketing and the Internet.  The Company has generated additional interest in these meals from certain specialty groups and individuals, like those concerned with emergency preparedness and disaster relief, where the shelf-stable meals can be reserved for use over periods of up to two years without any spoilage or adverse quality consequences.

Sales to the governmental contractors approximated 24%, 16% and 23% of the Company’s total net sales in 2001, 2000 and 1999, respectively.

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

Specialty Products Segment

Currently, there is only one other manufacturer of the military FRHs. However, management is aware of other firms who have conducted research and development work and field-testing for the manufacturing of ration heaters under specific government contracts. While certain patents and the license rights with respect to self-heating technology protect HMC, there are other self-heating products currently in the market place, although many of these products are for non-food use.  To the extent HMC’s line of shelf-stable meals are to be sold in the food and beverage industry, that industry is highly competitive and is dominated by many competitors who are substantially larger and have greater financial resources than the Company.

EMPLOYEES

As of December 28, 2001, the Company had three corporate employees, HMC had 50 employees, PMT had 35 employees and RPI had 55 employees, all of whom were full-time.

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

ITEM 2.

DESCRIPTION OF PROPERTY.

HMC, a wholly owned subsidiary of the Company, leases its manufacturing facility in Cincinnati, Ohio. PMT, a wholly owned subsidiary of the Company, owned a manufacturing facility in Pittsfield, Massachusetts at December 28, 2001. The property was encumbered by a mortgage in favor of Berkshire Bank that was in default and the bank foreclosed on the property in March 2002. RPI owns manufacturing facilities in Richmond, VA and Oxford, NC at December 28, 2001 that are encumbered by a Revolving Credit and Security Agreement in favor of Wachovia Bank that is in default. The bank foreclosed on these properties in late spring of 2002 and is selling them to satisfy the outstanding loan balance.

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

A lawsuit has been filed against the Company in the Circuit Court for the County of Henrico, Virginia by James R.V.Daniel for nonpayment of amounts due him according to a Salary Continuation Agreement entered into by RPI and guaranteed by the Company. The Company is defending itself against the claims made in the suit.

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

The Company has never paid a cash dividend on the Common Stock and does not expect to pay a cash dividend in the near future.

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

NET SALES.  For the year ended December 28, 2001, net sales decreased $1,697,176 or 6.8% from the prior year.  A $2,658,708 or 42.3% increase in HMC sales was offset by a $1,813,601 or 25.7% and a $2,542,283 or 22.1% decrease in the sales of RPI and PMT, respectively.  The HMC increase resulted from a 39% increase in unit sales of its flameless ration heaters (FRH) to military suppliers in 2001 compared to 2000 and a 34% increase in unit sales of its shelf-stable meals. In addition, a significant portion of the shelf-stable meals sales during 2001 were the new, premium priced meals introduced late in the first quarter of 2000. Prices of flameless ration heaters remained generally stable between periods.  PMT sales were affected by the loss of a significant customer in June 2001 and several smaller customers in the 4th quarter of 2001.  The RPI sales decline in 2001 primarily reflects the effect of a decrease in orders from existing customers due to the state of the economy in 2001.

COST OF SALES.  Cost of sales decreased $490,150 or 2.3% in 2001 compared to the prior year. An increase at HMC was somewhat offset by decreases at RPI and PMT. HMC’s cost of sales percentage increase was greater than its sales percentage increase as a result of (1) costs associated with a special packaging project in the first quarter that adversely affected the flameless ration heater business, and (2) an inventory adjustment to write off the cost of obsolete raw materials. The cost of sales decrease at PMT in 2001 was generally in line with its sales decrease. RPI's cost of sales declined in 2001, however, the percentage decrease was significantly less than its sales percentage decrease. This resulted from (1) a sales product mix change in 2001, which resulted in sales of products that had a higher material content component as a percentage of the selling price than products sold in 2000, and (2) an inventory adjustment to write off the cost of obsolete/nonsaleable raw materials and finished goods inventories.

GROSS PROFIT.  Gross profit decreased $1,207,026 or 31.3% in 2001 compared to 2000.  The gross margin was 11.5% compared to 15.6% in the prior year.  The reasons for this margin percentage decrease are detailed in the Cost of Sales analysis above.

OPERATING EXPENSES.  Operating expenses increased $5,498,336 or 112.1% in 2001 compared to 2000.  The increase primarily reflects a $3,587,602 PMT and RPI property impairment charge as well as an RPI goodwill impairment charge of $2,910,766.  If these asset impairment related charges are removed from 2001 operating expenses, and a $992,454 PMT impairment of goodwill charge is removed from the year 2000 total, adjusted 2001 operating expenses increased $7,062 or 0.2% compared to the adjusted operating expense total for 2000.  Decreases in corporate office and RPI adjusted operating expenses were offset by increases at HMC and PMT.  The corporate office decrease of 40.3% reflects a reduction in salaries, legal expenses and accounting fees in 2001 versus 2000.  The RPI decrease of 2.4% reflects a decrease in goodwill amortization that was partially offset by the impact of consultant costs incurred to assist with ongoing operational challenges. HMC's increase of 20.0% was less than half of its sales increase.  The PMT increase of 20.5% in 2001 reflects the impact of consultant costs incurred to assist with ongoing operational challenges and a reduction in goodwill amortization.

INTEREST EXPENSE, NET.  Interest expense, net decreased $216,098 or 14.2% in 2001 compared to the prior year. Lower average daily borrowings by the RPI and PMT subsidiaries and generally lower interest rates on all variable rate loans in 2001 compared to the prior year were marginally offset by higher average borrowings at HMC and the corporate office.

OTHER EXPENSE.  Other expense in 2001 includes a provision for estimated losses resulting from lawsuits that the Company is involved in at December 28, 2001.

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

INCOME TAXES.  No income tax benefits attributable to the losses from continuing operations were recorded in 2000 or 1999 as a result of the uncertainty associated with the realization of these tax deferred assets.

Liquidity and Capital Resources

SOURCE AND USES OF FUNDS.  The Company's primary sources of liquidity have been cash generated from operating activities and borrowings from related parties and financial institutions.  During the year ended December 28, 2001, cash on hand at the beginning of the period of $272,358, net cash provided by operations of $1,892,167 and net cash provided by investing activities of $768,129 were used to fund financing activities of $2,894,336.  Net cash provided by operating activities resulted primarily from non-cash depreciation and amortization expense, non-cash impairment losses on goodwill and property, a decrease in accounts receivable and inventory and an increase in accrued expenses and other current liabilities, which were partially offset by decreases in accounts payable and a net loss for the period.  Net cash provided by investing activities resulted primarily from the liquidation of restricted short-term investments, which was partially offset by purchases of equipment.  Net cash provided by operating and investing activities was used to reduce outstanding debt of the Company and to purchase Treasury Stock.

During the year ended December 29, 2000, net cash provided by operations of $463,617, combined with a beginning cash balance of $544,980,were used to fund investing activities of $1,298 and financing activities of $ 734,941. Net cash provided by operations resulted primarily from depreciation and amortization, the expansion of trade payables and an increase in accruals, which were somewhat offset by increases in accounts receivable and inventories. Net cash used in investing activities resulted from capital expenditures, which were offset by an adjustment to the acquisition price of PMT. Net cash used in financing activities reflects a significant pay down of debt during the year.

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

GOING CONCERN AND SUBSEQUENT EVENT. Year 2000 and 2001 operating results and underlying U.S. economic conditions resulted in circumstances that have necessitated a liquidation of the Company.

The Company is in violation of certain debt coverage covenant requirements included in several non-related party loan agreements. In addition, the Company is delinquent in the payment of principal and interest on several loans payable to both related and non-related parties. As a result, loans totaling $10,524,931 are in default and the outstanding loan balances are classified as current in the accompanying financial statements

 Five secured non-related party lenders who are owed a total of $5,813,455 and $2,521,842 by PMT and RPI, respectively, at December 28, 2001, accelerated their loans subsequent to year-end and foreclosed on the collateral securing their loans in 2002.

The Company has guaranteed the debt of two of PMT's secured lenders. Notes owed to these lenders at December 28, 2001 totaled $4,461,548.  Management estimates that a deficiency of approximately $1,800,000 will result from the forced liquidation of the collateral securing this debt; however, the lenders' have expressed a willingness to negotiate with the Company as to the amount of repayment of this deficiency. Management believes a settlement in the range of $900,000 to $ 1,050,000 will be negotiated. Payment of the negotiated settlements is projected to come from the sale of the HMC’s assets.

In addition, the Company guarantees approximately $2.4 million of the debt of RPI. In late 2001,the Company agreed to sell a 75% interest in RPI to an unrelated buyer. However, the buyer was unable to refinance a loan guaranteed by the Company and the lender foreclosed on the loan in late spring 2002. As a result of its guarantee, the Company will be responsible for any deficiency between the note and collateral proceeds. Management estimates that a deficiency of $300,000 to $500,000 will result from the forced liquidation of the collateral securing this debt. Payment of the deficiency will come from the sale of the HMC’s assets.

While these orderly liquidations of PMT and RPI are currently proceeding outside of bankruptcy, an eventual bankruptcy filing for both subsidiaries and USC is still a distinct possibility since total projected HMC sale proceeds will not be adequate to satisfy all outstanding creditor obligations of the Company.

The Company has retained financial and legal advisors who are advising the Company as to the alternatives that are available in these circumstances.

ITEM 7.   FINANCIAL STATEMENTS.

The Consolidated Financial Statements and the related notes thereto of the Company for the year ended December 28, 2001 are included in this Report on Form 10-KSB in their entirety immediately following the signature pages hereto.

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

ITEM 10.

EXECUTIVE COMPENSATION.

Summary

The following summary compensation table sets forth all compensation paid or accrued by the Company for services rendered in all capacities during the three years ended December 28, 2001, by the Chief Executive Officer and the two other most highly compensated executive officers of the Company.  There were no other executive officers of the Company whose total salary and bonus exceeded $100,000 in the 2001 fiscal year.

SUMMARY COMPENSATION TABLE

	Annual Compensation				Long-Term Compensation
	Year	Salary	Bonus	Other Annual Compen-sation	Stock Awards $	Options #	LTIP Payout	All Other Compen-sation

William A. Frey Chairman and Chief Executive Officer	2001 2000 1999	$150,000 150,000 150,000	- - -	- - -	- - -	- - 1,000,000	- - -	- - -

T. J. Tully Vice Chairman	2001 2000 1999	50,000 50,000 50,000	- - -	- - -	- - -	- - -	- - -	- - -

John F. Quigley Senior VP and Chief Financial Officer	2001 2000 1999	90,000 90,000 37,500	- - -	- - -	- - -	- - 50,000	- - -	- - -

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

			Number of Unexercised Options at December 28, 2001		Value of Unexercised In-the-Money Options at December 28, 2001(1)
	Shares Acquired on Exercise	Value Realized	Exercisable	Unexerci-sable	Exercisable	Unexerci-sable

William A. Frey III	-	-	1,000,000	-	-	-
T.J. Tully	-	-	200,000	-	-	-
John F. Quigley	-	-	50,000	-	-	-

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth information with respect to the beneficial ownership of shares of all classes of the Company's voting securities as of each executive officer, each director, and each stockholder known to be the beneficial owner of 5% or more of any class of the Company's voting securities and all officers and directors as a group:

#

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class

Common Stock	William A. Frey, III, Chairman and Chief Executive Officer 2640 Peerless Road Cleveland, TN 37312	13,828,994 [1]	52.1%

Common Stock	T.J. Tully, Vice Chairman 311 Northland Blvd. Cincinnati, Ohio 45246	400,000 [2]	2.1%

Common Stock	John F. Quigley, Senior Vice President and Chief Financial Officer 2640 Peerless Road Cleveland, TN 37312	160,000 [4]	0.8%

Common Stock	Directors and Officers as a Group	14,388,994	53.7%

Common Stock	The Baron Group c/o Rocky Casteel 418 Gibson Pond Road Chattanooga, TN 37421	2,350,000	12.3%

Common Stock	Donald T. Zimmerman, President-The HeaterMeals Co. 311 Northland Blvd. Cincinnati, Ohio 45246	1,160,000 [3]	5.8%

Common Stock	NAVICAP c/o Vector Capital 2637 Erie Avenue, #207 Cincinnati, Ohio 45208	923,515 [5]	4.8%

(1)

Includes 529,112 shares owned by Frey, 465,000 and 50,000 shares beneficially owned by Frey through Trinity Fund VII and Trinity Healthcare Corporation, respectively, warrants held by Frey to purchase an additional 500,000 and 6,000,000 shares of the Company’s Common Stock with exercise prices of $4.00 and $0.14 per share, respectively, 5,284,882 shares beneficially owned by Frey through Trinity Capital Group, LLC and an option held by Frey to purchase an additional 1,000,000 shares of the Company’s Common Stock with an exercise price of $0.56 per share granted pursuant to the Company’s 1998 Long-Term Incentive Plan ("1998 LTIP"). The 1,000,000 share option expired 1/1/2002

(2)

Includes 100,000 shares owned by T.J. Tully, 100,000 shares owned by his spouse and options held by T.J. Tully granted pursuant to the Company’s 1998 LTIP to purchase an additional 200,000 shares of the Company’s Common Stock with an exercise price of $0.75 per share.

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

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

See Notes Payable-Related Parties in the Notes To Consolidated Financial Statements for details of the various loans made by related parties to the company:

See Lease Obligations in the Notes To Consolidated Financial Statements for information concerning the Company’s lease obligations to a related party.

#

PART IV

Item 13.  Exhibits and Reports on Form 8-K.

(a) Exhibits

Exhibit Number	Description of Exhibit	Note:
2.1	Stock Purchase Agreement, dated as of August 27, 1999, by and among Henry A. Kirchner, Barbara J. Kirchner, The Henry A. Kirchner Revocable Trust, and the Kirchner Family Nominee Trust.	(a)

2.2

First Amendment to Stock Purchase Agreement, dated as of September 29, 1999, by and among Henry A. Kirchner, Barbara J. Kirchner, The Henry A. Kirchner Revocable Trust, The Barbara J. Kirchner Revocable Trust, and the Kirchner Family Nominee Trust.

(a)

3.1	Registrant's Articles of Incorporation.	(b)

3.2	Registrant's Bylaws.	(b)

21	Subsidiaries.	(e)

99.1	$1,750,000 Promissory Note, dated as of September 29, 1999, given by Pittsfield Mold & Tool, Inc. in favor of the Kirchner Family Nominee Trust.	(c)

99.2	$2,200,000 Promissory Note dated as of September 29, 1999, given by Pittsfield Mold & Tool, Inc. in favor of the Kirchner Family Nominee Trust.	(c)

99.3	Employment Agreement between United Shields Corporation and Joseph A. Kirchner, dated September 29, 1999.	(c)

99.4	Non-Competition Agreement between United Shields Corporation and Henry A. Kirchner, dated September 29, 1999.	(c)

99.5	Non-Competition Agreement between United Shields Corporation and Barbara J. Kirchner, dated September 29. 1999.	(c)

99.6	Real Estate Purchase Agreement between Pittsfield Mold & Tool, Inc. and the Kirchner Family Nominee Trust, dated September 29, 1999.	(c)

99.7

Earn-Out Agreement between United Shields Corporation and Henry A. Kirchner, Barbara J. Kirchner, The Henry A. Kirchner Revocable Trust, The Barbara J. Kirchner Revocable Trust and the Kirchner Family Nominee Trust, dated September 29, 1999.

(c)

99.8	Stock Pledge Agreement between United Shields Corporation and the Kirchner Family Nominee Trust, dated September 29, 1999.	(c)

99.9	Guarantee given by United Shields Corporation in favor of the Kirchner Family Nominee Trust, dated September 29, 1999.	(c)

99.10

Cross-Default and Cross-Collateral Agreement between United Shields Corporation and Pittsfield Mold & Tool, Inc., Henry A. Kirchner, Barbara J. Kirchner, The Henry A. Kirchner Revocable Trust, The Barbara J. Kirchner Revocable Trust and the Kirchner Family Nominee Trust, dated September 29, 1999.

(c)

99.11	Commercial Real Estate Mortgage and Security Agreement between Pittsfield Mold & Tool, Inc. and the Kirchner Family Nominee Trust, dated September 29, 1999.	(c)

99.12	Security Agreement between Pittsfield Mold & Tool, Inc. and the Kirchner Family Nominee Trust, dated September 29, 1999.	(c)

99.13	Loan and Security Agreement between Pittsfield Mold & Tool, Inc. and Berkshire Bank, dated September 29, 1999.	(c)

99.14	$1,900,000 demand line of credit Promissory Note, dated as of September 29, 1999, given by Pittsfield Mold & Tool, Inc in favor of Berkshire Bank.	(c)

99.15	$2,500,000 Promissory Note, dated September 29, 1999, given by Pittsfield Mold & Tool, Inc. in favor of Berkshire Bank.	(c)

99.16	Mortgage and Security Agreement (first mortgage) between Pittsfield Mold & Tool, Inc. and Berkshire Bank, dated September 29, 1999.	(c)

99.17	Mortgage and Security Agreement (second mortgage) between Pittsfield Mold & Tool, Inc. and Berkshire Bank, dated September 29, 1999.	(c)

99.18	Assignment of Rents and Leases, dated September 29, 1999, given by Pittsfield Mold & Tool, Inc. for the benefit of Berkshire Bank.	(c)

99.19	Agreement of Guaranty, dated September 29, 1999, given by United Shields Corporation for the benefit of Berkshire Bank.	(c)

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

(c)

99.21	Loan and Security Agreement, dated December 22, 1999, between Wentworth Capital, a division of Charter Financial, Inc. and Pittsfield Mold & Tool, Inc.	(d)

99.22	Rider to Loan and Security Agreement, dated December 22, 1999, between Wentworth Capital, division of Charter Financial, Inc. and Pittsfield Mold & Tool, Inc.	(d)

99.23	Default Rider to Loan and Security Agreement, dated December 22, 1999, between Wentworth Capital, division of Charter Financial, Inc. and Pittsfield Mold & Tool, Inc.	(d)

99.24	Amendment to Loan and Security Agreement, dated December 22, 1999, between Wentworth Capital, division of Charter Financial, Inc. and Pittsfield Mold & Tool, Inc.	(d)

99.25	Amendment to Loan and Security Agreement, dated December 22, 1999, between Wentworth Capital, division of Charter Financial, Inc. and Pittsfield Mold & Tool, Inc.	(d)

99.26	Security Agreement, dated December 22, 1999, between Wentworth Capital, division of Charter Financial, Inc. and Pittsfield Mold & Tool, Inc.	(d)

99.27	Rider to Security Agreement, dated December 22, 1999, between Wentworth Capital, division of Charter Financial, Inc. and Pittsfield Mold & Tool, Inc.	(d)

99.28	Guarantee Agreement, dated December 22, 1999, between United Shields Corporation and Wentworth Capital, division of Charter Financial, Inc.	(d)

99.29	Rider to Guarantee Agreement, dated December 22, 1999, between United Shields Corporation and Wentworth Capital, division of Charter Financial, Inc.	(d)

99.30	Pre-payment Agreement, dated December 22, 1999, between Wentworth Capital, division of Charter Financial, Inc. and Pittsfield Mold & Tool, Inc.	(d)

99.31

Subordination Agreement made by Henry A. Kirchner and Barbara J. Kirchner, trustees of the Kirchner Family Nominee Trust, as subordinating creditor, dated December 22, 1999, in favor of Charter Financial, Inc.

(d)

99.32	Intercreditor Agreement between Berkshire Bank, Kirchner Family Nominee Trust, and Wentworth Capital, division of Charter Financial, Inc., dated December 22, 1999.	(d)

99.33	Equipment Lease between Trinity Products Group, LLC and Pittsfield Mold & Tool, Inc. dated November 15, 1999	(d)

99.34	Amendment to Equipment Lease between Trinity Products Group, LLC and Pittsfield Mold & Tool, Inc. dated November 15, 1999	(d)

99.35

Revolving Credit and Security Agreement dated December 30, 1997 by and among R. P. Industries of Ohio, Inc., United Shields Corporation, Furniture Plastics of Forest City, Inc., Granville Plastics Company, Inc., R. P. Enterprises, Inc., Richmond Plastics, Inc., R. P. Real Estate, Inc. and First Union National Bank dated December 30, 1997 by and among R. P. Industries of Ohio, Inc. and First Union Bank.

(f)

99.36	Environmental Liabilities Agreement dated December 30, 1997 by and among Granville Plastics, Inc. and First Union National Bank.	(f)

99.37

Pledge Agreement dated December 30, 1997 by and among R. P. Industries of Ohio, Inc. United Shields Corporation, Furniture Plastics of Forest City, Inc., Granville Plastics Company, Inc., R. P. Enterprises, Inc., Richmond Plastics, Inc., R. P. Real Estate, Inc. and First Union National Bank.

(f)

99.38	Revolving Promissory Note dated December 30, 1997 from R. P. Industries of Ohio, Inc. to First Union National Bank.	(f)

99.39	Credit Line Deed of Trust and Assignment of Rents by R. P. Industries of Ohio, Inc. to First Union National Bank.	(f)

99.40	Credit Line Deed of Trust and Assignment of Rents by Granville Plastics Company, Inc. to First Union National Bank.	(f)

99.42	Limited Recourse Promissory Note dated November 30, 1998 between William A. Frey III, T. J. Tully, Gay N. Tully and James F. Tully.	(g)

10.38	Promissory Note dated November 30, 1998 between T. J. Tully and United Shields Corporation.	(g)

10.39	Promissory Note dated November 30, 1998 between Gay N. Tully and United Shields Corporation.	(g)

10.40	Promissory Note dated November 30, 1998 between James F. Tully and United Shields Corporation.	(g)

99.43	Amended and Restated Promissory Note dated November 30, 1998 between William A. Frey III and United Shields Corporation.	(g)

99.44	Warrant Agreement dated November 30, 1998 between William A. Frey III and United Shields Corporation.	(g)

99.45	Promissory Note dated December 22, 1998 between T. J. Tully and United Shields Corporation.	(g)

99.46	Promissory Note dated December 22, 1998 between Gay N. Tully and United Shields Corporation.	(g)

99.47	Promissory Note dated December 22, 1998 between James F. Tully and United Shields Corporation.	(g)

99.48	Promissory Note dated December 22, 1998 between Andrew T. Tully and United Shields Corporation.	(g)

99.49	Promissory Note dated December 22, 1998 between Nola E. Tully and United Shields Corporation.	(g)

99.50	Employment Agreement dated July 2, 1998 between United Shields Corporation and T. J. Tully.	(h)

99.51	Amendment to Employment Agreement dated September 24, 1998 between United Shields Corporation and Donald T. Zimmerman.	(h)

99.52	Amendment to the Employment Agreement dated November 30, 1998 between United Shields Corporation and T. J. Tully.	(h)
99.53	Employment Agreement dated January 1, 1999 between United Shields Corporation and William A. Frey III.	(h)

99.54	Sarbanes-Oxley Act Section 906 Certification.

Note References:

(a)

Incorporated by reference to Exhibit 2.1 and 2.2 to the Company's Form 8-K filed October 14, 1999.

(b)

Incorporated by reference to Exhibit 3.1 to the Company's Registration Statement No. 22-11062-D and Exhibits 3.1(a) and (b) to the Company's Form 10-K for the year ended December 31, 1995.

(c)

Incorporated by reference to Exhibits 99.1 through 99.20 to the Company's Form 8-K filed October 14, 1999.

(d)

Incorporated by reference to Exhibits 99.21 through 99.34 of the Company's Form 10-KSB for the year ended December 31, 1999.

(e)

Incorporated by reference to Exhibit 21 of the Company's Form 10-KSB for the year ended December 31, 1999.

(f)

Incorporated be reference to exhibits filed with the Company's Form 8-K dated January 20, 1998.

(g)

Incorporated by reference to exhibits filed with the Company's Form 8-K filed January 6, 1999.

(h)

Incorporated by reference to exhibits 99.1, 99.6, 99.8 and 99.9, respectively, in the Company's Form 10-KSB for the year ended December 31, 1998.

(b) Reports on Form 8-K - None

#

ITEM 14.  CONTROLS AND PROCEDURES

Under transition provisions contained in the final rules adopted by the Securities and Exchange Commission relating to, among other things, the evaluation of the Company's disclosure controls and procedures, the Company is not required to perform the evaluation of its disclosure controls and procedures for purposes of this Report.  Accordingly, the required disclosure as to whether or not there have been any significant changes in the Company's internal controls, or in other factors that could affect those controls, subsequent to such an evaluation is not applicable to the Company.

#

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, United Shields Corporation, the Registrant, has duly caused this report on Form 10-KSB/A dated October 9, 2002 to be signed on its behalf by the undersigned, thereunto duly authorized.

United Shields Corporation

Date: October 9, 2002	By:	/s/ William A. Frey III
William A. Frey III
Chairman and Chief Executive Officer

#

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints William A. Frey III, Chairman and Chief Executive Officer of United Shields Corporation, his or her true and lawful attorney-in-fact and agent, with full power of substitution, and with power to act alone, to sign and execute on behalf of the undersigned any amendment or amendments to this report on Form 10-KSB/A, and to perform any acts necessary to be done in order to file such amendment or amendments, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission and each of the undersigned does hereby ratify and confirm all that said attorney-in-fact and agent, or his substitutes, shall do or cause to be done by virtue hereof

In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:

/s/ William A. Frey III	October 9, 2002
William A. Frey III
Director, Chairman and
Principal Executive Officer

/s/ John F. Quigley	October 9, 2002
John F. Quigley
Director and
Principal Accounting Officer

/s/ Thomas J. Tully	October 9, 2002
Thomas J. Tully
Director and Vice Chairman

#

 CERTIFICATIONS

--------------

I, William A. Frey III certify that:

1. I have reviewed this annual report on Form 10-KSB/A of United Shields Corporation,

2. Based on my knowledge, this annual  report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: October 9, 2002

/s/ William A. Frey, III

William A. Frey III

Chief Executive Officer

I, John F. Quigley certify that:

1. I have reviewed this annual report on Form 10-KSB/A of United Shields Corporation

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: October 9, 2002

/s/ John F. Quigley

John F. Quigley

Chief Accounting Officer

#

United Shields Corporation

And Subsidiaries

Consolidated Financial Statements

Years Ended December 28, 2001 and December 29, 2000, December 31, 1999

#

United Shields Corporation

and Subsidiaries

Contents

Consolidated Financial Statements
Report of Independent Certified Public Accountants	28
Consolidated Balance Sheets	29-30
Consolidated Statements of Operations	31
Consolidated Statements of Stockholders' Equity	32
Consolidated Statements of Cash Flows	33-34
Notes to Consolidated Financial Statements	35-50

#

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders

United Shields Corporation

We have audited the accompanying consolidated balance sheets of United Shields Corporation (a Colorado corporation) and Subsidiaries as of December 28, 2001 and December 29,2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 28, 2001.These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of United Shields Corporation and Subsidiaries as of December 28, 2001 and December 29, 2000, and the results of its consolidated operations and its consolidated cash flows for each of the three years in the period ended December 28, 2001 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 18 to the financial statements, as of December 28, 2001, the Company has sustained significant net losses and is in default, including payment default, on most if its debt.  The Company's ability to maintain financing and generate cash flow, which is necessary to permit the realization of assets and satisfaction of liabilities in the ordinary course of business, is uncertain. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

GRANT THORNTON LLP

/s/ Grant Thornton LLP

Cincinnati, Ohio

September 6, 2002

#

United Shields Corporation

and Subsidiaries

Consolidated Balance Sheets

	December 28, 2001	December 29, 2000

Assets

Current assets:

Cash	$ 38,318	$ 272,358
Accounts receivable, net	1,333,217	4,326,782
Other receivables	30,391	57,416
Inventories	1,596,442	2,602,660
Prepaid expenses and other	151,170	66,474
Total current assets	3,149,538	7,325,690

Property, plant and equipment, at cost:
Land	776,638	776,638
Machinery and equipment	1,999,880	7,030,702
Office furniture and fixtures	65,576	182,503
Vehicles	353	61,084
Building and leasehold improvements	2,419,721	4,039,552
	5,262,168	12,090,479
Less accumulated depreciation	(350,250)	(2,584,976)
Net property, plant and equipment	4,911,918	9,505,503

Other assets:
Deposits	24,320	35,882
Restricted cash and short-term investments	-	944,395
Goodwill, net	1,099,597	4,238,034
Other	19,662	42,258
Total other assets	1,143,579	5,260,569
	$ 9,205,035	$ 22,091,762

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

#

United Shields Corporation

and Subsidiaries

Consolidated Balance Sheets

(continued)

	December 28, 2001	December 29, 2000

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Revolving lines of credit - current	$ 3,748,439	$ 5,943,587
Notes payable - related parties - current	2,189,637	1,888,700
Notes payable - current	5,194,171	5,707,151
Capital lease obligation - current	157,372	65,347
Accounts payable	2,305,883	3,131,620
Accrued expenses and other current liabilities	1,499,044	1,124,411
Total current liabilities	15,094,546	17,860,816

Notes payable - related parties	-	203,020
Notes payable	205,624	257,623
Capital lease obligation	10,485	128,199
Deferred compensation	565,231	625,357
Total liabilities	15,875,886	19,075,015

Stockholders' equity (deficit):
Common stock - authorized 500,000,000 shares without par value; stated value $0.01; issued 19,454,875 shares	194,549	194,549
Treasury stock at cost, 395,496 shares at December 28, 2001	(55,530)	-
Additional paid in capital	10,882,109	10,882,109
Accumulated deficit	(17,691,979)	(8,059,911)
Total stockholders' equity (deficit)	(6,670,851)	3,016,747
	$ 9,205,035	$ 22,091,762

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

United Shields Corporation

and Subsidiaries

Consolidated Statements of Operations

For the years ended	December 28, 2001	December 29, 2000	December 31, 1999

Net sales	$23,122,369	$24,819,545	$16,209,848
Cost of sales	20,468,461	20,958,611	12,763,454
Gross profit	2,653,908	3,860,934	3,446,394

Operating expenses:
Selling, general and administrative	3,677,699	3,484,660	2,947,966
Goodwill amortization	228,599	429,216	379,012
Impairment loss on goodwill	2,910,766	992,454	-
Impairment loss on property, plant and equipment	3,587,602	-	-
Total operating expenses	10,404,666	4,906,330	3,326,978

Income (loss) from operations	(7,750,758)	(1,045,396)	119,416

Other (income) expense:
Interest expense, net	1,305,253	1,521,351	1,090,455
Loss (gain) on sale of property and equipment	13,279	44,288	(20,875)
Other	562,778	17,023	(32,784)
Total other expense	1,881,310	1,582,662	1,036,796

Net loss	$(9,632,068)	$(2,628,058)	$(917,380)

Weighted average shares outstanding:

Basic and diluted	19,127,830	19,454,875	17,549,754

Net loss per common share - basic and diluted	$(0.50)	$(0.14)	$(0.05)

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

#

United Shields Corporation

and Subsidiaries

Consolidated Statements of Stockholders’ Equity

For the years ended December 31,1999 , December 29, 2000 and December 28, 2001

	Common stock	Additional paid in capital	Treasury stock	Accumulated deficit	Total

Balance at December 25, 1998	$166,049	$9,442,672	-	$(4,514,473)	$5,094,248

2,850,000 shares of common stock issued in private offering	28,500	1,254,000	-	-	1,282,500
Net loss	-	-	-	(917,380)	(917,380)
Balance at December 31, 1999	194,549	10,696,672	-	(5,431,853)	5,459,368

560,000 stock options issued as compensation	-	91,666	-	-	91,666
Gain on restructuring of related party debt	-	93,771	-	-	93,771
Net loss	-	-	-	(2,628,058)	(2,628,058)
Balance at December 29, 2000	194,549	10,882,109	-	(8,059,911)	3,016,747

Purchase Treasury Stock - 395,496 shares	-	-	$(55,530)	-	(55,530)
Net loss	-	-	-	(9,632,068	(9,632,068)
Balance at December 28, 2001	$194,549	$10,882,109	$(55,530)	$(17,691,979)	$(6,670,851)

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

#

United Shields Corporation

and Subsidiaries

Consolidated Statements of Cash Flows

For the years ended	December 28, 2001	December 29, 2000	December 31, 1999

Net cash flows provided by (used in) operating activities:
Net loss	$(9,632,068)	$(2,628,058)	$(917,380)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization - property and equipment	1,176,584	1,223,446	795,928
Amortization of goodwill, warrants and debt discount	370,963	572,596	555,953
Impairment loss on goodwill	2,910,766	992,454	-
Impairment loss on property, plant and equipment	3,587,602	-	-
Loss (gain) on sale of property and equipment	13,279	44,288	(20,875)
Stock options issued for compensation	-	91,666	-
Changes in working capital accounts, net of effect of subsidiary company purchased:
Accounts and other receivables	3,020,590	(393,136)	(570,343)
Inventories	1,006,218	(387,100)	(277,807)
Prepaid expenses	(84,696)	(22,957)	(22,291)
Deposits and other	34,158	(36,166)	22,184
Accounts payable	(825,694)	728,920	(7,019)
Accrued expenses and other current liabilities	314,465	277,664	(380,626)
Net cash provided by (used in) operating activities	1,892,167	463,617	(822,276)

Cash flows provided by (used in) investing activities:
Purchases of property and equipment	(177,466)	(241,211)	(345,651)
Proceeds from sale of property and equipment	1,200	10,413	36,280
Acquisition of subsidiary company, net of cash acquired	-	-	(4,532,844)
Cash received from insurance policies	-	-	961,845
Decrease (increase) in restricted cash and s-t investments	944,395	-	(944,395)
Adjustment of subsidiary acquisition purchase price	-	229,500	-
Net cash used in investing activities	768,129	(1,298)	(4,824,765)

Cash flows provided by (used in) financing activities:
Borrowings under revolving lines of credit	292,800	276,499	2,328,244
Payments on revolving lines of credit	(2,487,948)	(589,799)	(42,904)
Borrowings under notes payable - related parties	-	200,000	390,515
Payments on notes payable - related parties	(45,375)	(282,636)	(40,000)
Borrowings on notes payable	162,427	350,528	4,605,006
Payments on notes payable	(727,406)	(629,537)	(2,311,223)
Payments on capital lease obligation	(33,304)	(59,996)	(211,726)
Purchases of Treasury Stock	(55,530)	-	-
Proceeds from issuance of common stock, net of expenses	-	-	1,282,500
Net cash provided by (used in) financing activities	(2,894,336)	(734,941)	6,000,412

-continued-

United Shields Corporation

and Subsidiaries

Consolidated Statements of Cash Flows

(continued)

For the years ended	December 28, 2001	December 29, 2000	December 31, 1999

Net increase (decrease) in cash	(234,040)	(272,622)	353,371
Cash at beginning of period	272,358	544,980	191,609
Cash at end of period	$38,318	$272,358	$544,980

Interest paid	$829,940	$1,342,961	$797,989
Income taxes paid (refunds received)	-	-	-

Supplemental non-cash disclosures:
Increase in equipment under capital lease	7,615	15,777	--
Increase in capital lease obligation	7,615	15,777	--
Increase in additional paid in capital - issuance of warrants and stock options	-	91,666	-
Increase in additional paid in capital - related party debt restructuring	-	93,771	-
Increase in common stock and additional paid in capital - debt conversions	-	-	-

Acquisition of subsidiary companies:
Assets acquired, including goodwill	-	-	10,098,388
Liabilities assumed	-	-	(5,565,544)
Net cash paid	$-	$-	$4,532,844

The accompanying Notes to Consolidated Financial Statement are an integral part of these statements.

#

United Shields Corporation

and Subsidiaries

Notes to Consolidated Financial Statements

1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.  Company Description

United Shields Corporation ("USC" or the "Company") is a Cleveland, TN based holding company that owns The HeaterMeals Company ("HMC"), which manufactures and markets patented, portable electrochemical heaters and a line of shelf-stable meals that incorporate such heaters. The Company also owns Pittsfield Mold & Tool, Inc. (PMT) and R.P.Industries, Inc. (RPI), both of which are engaged in the production of molded plastic components and finished products of original equipment manufacturers.

b.  Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.  All significant inter-company balances and transactions have been eliminated in consolidation.

c.  Accounting Period

The Company's accounting period is a 52/53-week fiscal year. All accounting periods end on a Friday. The year ends on the last Friday of the calendar year.

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

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for The Impairment of Long-Lived Assets, the Company evaluates property, plant and equipment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable by comparing the carrying value to estimated undiscounted future operating cash flows.  The amount of impairment, if any, is measured based on the estimated fair value of the assets.

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

g.  Deferred Compensation

Two un-funded salary continuation agreements have been executed with respect to two former officers of RPI. The Company has recorded the approximate present value of the salary continuation obligation as of December 28, 2001 and December 29, 2000

h.  Advertising Costs

Advertising costs are charged to expense as incurred.  Advertising costs were not material for each of the three fiscal years in the period ended December 28, 2001.

i.  Income Taxes

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

j.  Stock Option Plan

The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, in accounting for its stock options.  As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.

k.  Use of Estimates in Financial Statements

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

l.   Net Loss Per Share

The Company’s basic net loss per share amount has been computed by dividing net loss by the weighted average number of outstanding common shares. The Company’s diluted net loss per share gives effect to all dilutive common stock equivalents outstanding during the period. Common stock equivalents include shares issuable upon exercise of the Company’s stock options and stock purchase warrants. The dilutive effect, if any, of an aggregate of 9,230,000, 9,935,000 and 9,462,875 common stock equivalents was not included in the weighted average number of shares for the years ended December 28, 2001, December 29, 2000 and December 31, 1999, respectively, because their effect would have been anti-dilutive.

m.  Fair Value of Financial Instruments

The carrying value of financial instruments approximates fair market value.

n.  Comprehensive Income

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

o.  Derivative Instruments

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and for Hedging Activities", subsequently amended by the issuance of SFAS No.137, which establishes standards for reporting and disclosure of derivative and hedging instruments.

SFAS No. 133 is now effective for financial statements for annual periods beginning after June 15, 2000.  The Company is not affected by this standard because the Company has no derivative or hedging financial instruments.

p.  Recent Accounting Pronouncements

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

In August 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  This Statement supercedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and Accounting Principles Board (APB) Opinion No. 30, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that Opinion).  The Statement is effective for fiscal years beginning after December 15, 2001.  This Statement retains the requirements of SFAS 121 related to long-lived assets impairment loss recognition and measurement, but removes goodwill and certain intangibles from its scope.  The Statement also requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and broadens the presentation of discontinued operation to include more disposal transactions.  See Note 14 for management’s estimate of asset impairment losses related to PMT and RPI at December 28, 2001.

2.

INVENTORIES

Inventories consisted of the following components as of December 28, 2001 and December 29, 2000:

	2001	2000
Raw materials	$822,703	$1,403,202
Work-in-process	15,934	222,544
Finished goods	757,805	976,914
	$1,596,442	$2,602,660
	========	========

3.

RESTRICTED SHORT-TERM INVESTMENTS

Restricted short-term investments are comprised of six-month corporate commercial paper that is classified as available-for-sale. The carrying value of this investment approximates fair market value.

4.

EMPLOYEE BENEFITS

During 2001, the Company entered into a qualified defined contribution 401(k) plan covering all employees who meet eligibility requirements. The Company will contribute $.25 for each $1 of employee contributions up to 3% of compensation. Contributions to the plan for the year ended December 28, 2001 were approximately $ 21,000. It is the Company’s policy to fund these costs as they accrue.

5.

GOODWILL

Goodwill and accumulated amortization consisted of the following amounts as of December 28, 2001 and December 29, 2000:

	2001	2000
Goodwill	$1,516,687	$5,313,358
Accumulated amortization	(417,090)	(1,075,324)
	$1,099,597	$4,238,034
	========	========

The Company recorded goodwill of $1,516,687 and $3,796,671 in 1997 in connection with the acquisition of HMC and RPI, respectively. In 1999, the Company recorded goodwill of $ 1,276,406 relating to the acquisition of PMT and in 2000, adjusted the balance by $229,500.

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

Goodwill represents 12% and 19% of total assets at December 28, 2001 and December 29, 2000, respectively.

6.

NOTES PAYABLE-RELATED PARTIES

Notes payable to related parties consisted of the following as of December 28, 2001 and December 29, 2000:

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

All of the above notes have been classified as current in the Company’s Consolidated Financial Statements at December 28, 2001 since the Company has defaulted on principal and interest payments totaling approximately $1,071,000. All related party notes with the exception of the NAVICAP and Affiliates Loan were treated in the same manner at December 29, 2000 due to defaults on principal and interest payment totaling $584,376.

7.

NOTES PAYABLE AND REVOLVING LINES OF CREDIT

On May 3, 2000,an existing HMC Revolving Line of Credit Agreement (“RLCA”) with a financial institution was replaced with a new one that (i) permits borrowings up to $400,000 pursuant to a formula based on eligible accounts receivable and inventories, (ii) provides for a maturity date of May 3, 2001, (iii) provides for an adjustable interest rate that is 1.25% over the lender’s prime rate, and (iv) gives the lender a security interest in substantially all the assets of HMC.  The outstanding RLCA balances at December 28,2001 and December 29, 2000 were $296,599 and $307,133, respectively.  Subsequent to December 29, 2000, the RLCA was amended as to the interest rate provision. Effective February 1, 2001, the adjustable interest rate was reduced to the bank’s prime lending rate (4.75% at December 28, 2001).

On May 3, 2000, HMC executed a new promissory note with the same financial institution that provided the revolving line of credit discussed above. The $350,528 note matures May 3, 2005, bears interest at a fixed rate of 9.75% and requires monthly payments of principal and interest. Substantially all of HMC’s assets are pledged as collateral for the loan. The balance of the note at December 28, 2001 and December 29, 2000 was $250,828 and $318,044, respectively. Subsequent to December 29, 2000, the interest rate provision of the note was changed to a variable rate of .25% above the bank’s prime lending rate (5.0% at December 28, 2001).

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

The aggregate maturities of Notes Payable and Revolving Lines of Credit   for each of the five years subsequent to December 28, 2001, are as follows: 2002, $8,942,610; 2003, $205,624; 2004, $0; 2005, $0; and 2006,

8.

DEFAULT UPON SENIOR SECURITIES AND FORECLOSURE BY LENDERS

The Company is in violation of certain debt coverage covenant requirements included in several non-related party loan agreements.  In addition, the Company is delinquent in the payment of principal and interest on several loans payable to non-related parties.  As a result, loans totaling $8,335,297 are in default and the outstanding loan balances are classified as current in the accompanying financial statements.  See Note 18.

9.

BUSINESS SEGMENTS

The Company had the following two reportable segments at year-end:  Plastic Injection Molding and Specialty Products. The Plastic Injection Molding segment consists of the Company's RPI and PMT subsidiaries which are engaged in the production of molded plastic components and finished products for original equipment manufacturers who operate in the personal care, construction, electronics, healthcare, home products and juvenile products industries.  The Specialty Products segment consists of the Company's HMC subsidiary and manufacturers and markets patented, portable electrochemical heaters and a line of shelf-stable meals that incorporate such heaters.

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

The following information about the two segments is for the year ended December 28, 2001:

	Plastic Injection Molding	Specialty Products	Totals

Revenues from external customers	$14,185,498	$8,936,871	$23,122,369
Interest expense, net (1)	816,279	53,418	869,697
Depreciation and amortization (1)	1,074,907	98,005	1,172,912
Segment profit (loss)	(8,848,173)	224,970	(8,623,203)
Segment assets	5,625,181	3,417,634	9,042,815
Expenditures for segment assets	99,628	77,838	177,466

Reconciliation to Consolidated Amounts:	Revenues	Profit (loss)	Assets

Totals for reportable segments	$23,122,369	$(8,623,203)	$9,042,815
Corporate headquarters	-	-	162,220
Unallocated corporate headquarters expense (2)	-	(1,008,865)	-
Total consolidated amounts	23,122,369	$(9,632,068)	$9,205,035

Reconciliation to Consolidated Amounts:	Interest expense, net	Depreciation and Amortization

Totals for reportable segments	$869,697	$1,172,912
Other	-	-
Elimination of inter-segment profit (loss)	-	-
Unallocated corporate headquarters expense (2)	435,556	3,672
Total consolidated amounts	$1,305,253	$1,176,584

The following information about the two segments is for the year ended December 29, 2000:

	Plastic Injection Molding	Specialty Products	Totals
Revenues from external customers	$18,541,382	$6,278,163	$24,819,545
Interest expense, net (1)	1,025,515	46,180	1,071,695
Depreciation and amortization(1)	1,134,159	85,615	1,219,774
Segment profit (loss)	(1,687,880)	318,871	(1,369,009)
Segment assets	18,224,040	3,528,296	21,752,336
Expenditures for segment assets	192,698	64,288	256,986

Reconciliation to Consolidated Amounts:	Revenues	Profit (loss)	Assets
Totals for reportable segments	$24,819,545	$(1,369,009)	$21,752,336
Corporate headquarters	-	-	339,426
Unallocated corporate headquarters expense (2)	-	(1,259,049)	-
Total consolidated amounts	$24,819,545 ========	$(2,628,058) =========	$22,091,762 =========

Reconciliation to Consolidated Amounts:	Interest expense, net	Depreciation and amortization

Totals for reportable segments	$1,071,695	$1,219,774
Other	-	-
Elimination of inter-segment profit (loss)	-	-
Unallocated corporate headquarters expense (2)	449,656	3,672
Total consolidated amounts	$1,521,351 =======	$1,223,446 ========

The following information about the two segments is for the year ended December 31, 1999:

	Plastic Injection Molding	Specialty Products	Totals

Revenues from external customers	$10,383,111	$5,826,737	$16,209,848
Interest expense, net (1)	574,480	99,602	674,082
Depreciation and amortization (1)	714,602	77,654	792,256
Segment profit (loss)	(320,026)	488,346	168,320
Segment assets	19,851,540	3,505,728	23,357,272
Expenditures for segment assets	316,443	29,208	345,651

Reconciliation to Consolidated Amounts:	Revenues	Profit (loss)	Assets

Totals for reportable segments	$16,209,848	$168,320	$23,357,272
Corporate headquarters	-	-	840,082
Elimination of inter-segment profit (loss)	-	-	-
Unallocated corporate headquarters expense (2)	-	(1,085,700)	-
Total consolidated amounts	$16,209,848 ========	$(917,380) =========	$24,197,354 ========

Reconciliation to Consolidated Amounts:	Interest expense, net	Depreciation and amortization

Totals for reportable segments	$674,082	$792,256
Other	-	-
Elimination of inter-segment profit (loss)	-	-
Unallocated corporate headquarters expense (2)	416,373	3,672
Total consolidated amounts	$1,090,455 ========	$795,928 ======

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

10.  LEASE OBLIGATIONS

The Company acquired a capital lease as part of the PMT acquisition in September 1999. The lease expires August 2003. HMC capitalized new equipment leases in 2000 and 2001. The leases expire in December 2004 and February 2005, respectively.

At December 28, 2001 and December 29, 2000, the gross amount of equipment and related accumulated amortization recorded under all capital leases were as follows:

	2001	2000
Equipment	$194,039	$345,072
Less: accumulated amortization	(8,041)	(60,381)
	$185,998 ========	$284,691 ===========

Amortization of equipment held under all capital leases is included with accumulated depreciation in the Consolidated Financial Statements.

Following is a schedule by years of future minimum lease payments under the 1999 PMT and 2000/2001 HMC capital leases together with the present value of the net minimum lease payments as of December 28, 2001:

2002	115,768
2003	63,418
2004	6,865
2005	502
Total minimum lease payments	186,553
Less: Interest at Company's incremental borrowing rate	18,696
Present value of minimum lease payments	167,857
Current portion	157,372
Long-term portion	$10,485 ======

The Company leases a manufacturing facility, a warehouse, office space and certain equipment under non-cancelable operating leases that expire on various dates through December 2004. The aggregate minimum lease payments under these leases are as follows:

2002	213,915
2003	44,771
2004	12,000
$270,686 =======

The operating lease included above relative to the HMC manufacturing facility contains an early lease termination privilege provided that HMC provides three months notice of its intent to cancel the lease on July 31 or December 31 of each year.  The aggregate future minimum lease payments include the HMC manufacturing facility lease payments without regard to the early termination privilege.

The operating leases included above relative to a PMT molding machine and corporate office space are with a related party.

Total rent expense was approximately $256,260, $370,695 and $253,000 in 2001, 2000 and 1999, respectively.

11.

PRIVATE PLACEMENT OF SECURITIES, STOCK OPTIONS AND STOCK PURCHASE WARRANTS

In 1998, the Company's stockholders and Board of Directors approved the adoption of the 1998 Long-Term Incentive Plan (“1998 LTIP”) pursuant to which the Company’s Board of Directors may grant stock options, stock appreciation rights and stock awards to officers and key employees.  No specific number of shares were reserved for issuance under the 1998 LTIP.  Subject to other maximums depending on the type of issuance under the 1998 LTIP, the maximum number of shares of common stock that may be delivered to any participant is 1,500,000 shares.  Stock options and stock appreciation rights are granted with an exercise price at least equal to the underlying common stock’s fair market value at the date of grant.  Stock options issued under the 1998 LTIP have three or five-year terms and may be either exercisable immediately or ratably over the terms, both of which are determined by the Board of Directors.

The per share weighted-average fair value of stock options outstanding at December 29, 2000 and December 31, 1999 was $0.04 on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: expected dividend yield of 0%, risk-free interest rate of 6.1% and 5.0%, respectively, expected life of 2.7and 2.6 years, respectively, and a volatility assumption of 60% and 75%, respectively. No stock options were issued during the year ended December 28, 2001.

The Company applies APB Opinion No. 25 in accounting for the 1998 LTIP and, accordingly, no compensation cost has been recognized for its stock options in the financial statements.  Had the Company determined compensation cost based on the fair value at the date of grant under SFAS No. 123, the Company’s net loss and net loss per share would have been increased to the pro forma amounts indicated below:

		2001	2000	1999
Net loss	As reported	$(9,632,068)	(2,628,058)	$ (917,380)
	Pro forma	$(9,632,068)	(2,650,458)	(1,012,592)

Net loss per share	As reported	$(0.50)	$(0.14)	$(0.05)
(Basic and diluted)	Pro forma	$(0.50)	$(0.14)	$(0.06)

Since certain of the stock options are subject to three-year vesting periods, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net loss amounts presented above because compensation cost is reflected over the stock options' vesting period.

Stock option activity for the years ended December 28, 2001, and December 29, 2000 was as follows:

	Number of Shares	Weighted-Average Exercise Price
Balance at December 31, 1999	2,675,000	0.69
Granted	560,000	0.30
Forfeited	(50,000)	0.50
Balance at December 29, 2000	3,185,000	0.63
Granted	0	0.0
Forfeited	(705,000)	2.03
Balance at December 28, 2001	2,480,000 =========	0.58

At December 28, 2001, the range of exercise prices and weighted-average remaining contractual life of outstanding options were $0.30 - $1.50 and 1.4 years, respectively. At December 29, 2000, the range of exercise prices and weighted-average remaining contractual life of outstanding options were $0.30 - $3.75 and 2.2 years, respectively

At December 28, 2001, the number of options exercisable and the weighted-average exercise price of those options were 2,380,000 and $0.56, respectively. At December 29, 2000, the number of options exercisable and the weighted-average exercise price of those options were 2,987,667 and $0.60, respectively.

During 1998, the Company issued a stock purchase warrant to Frey to purchase 6,000,000 shares of the Company’s common stock at $0.14 per share.  The warrant expires in 2003.  Frey also has 500,000 warrants exercisable at $4.00 per share.  These warrants expire in 2003.  A non-related party holds an additional 250,000 warrants exercisable at $4.00 per share.  These warrants expire in 2002.

During 1998, the Company granted to T.J. Tully an option to purchase 500,000 shares of the Company's common stock with an exercise price of $0.50 per share pursuant to the Company's 1998 LTIP. The option expired in 2001.

On September 29, 1999, the Board authorized the issuance of 250,000 common stock options with an exercise price of $1.00 to the Kirchner Family Nominee Trust (KFNT). The KFNT options were issued pursuant to the PMT Stock Purchase Agreement. The options vest ratably over a five-year period and expire in 2004.

During 1999, the Company completed a private placement of securities in which it sold 2,850,000 shares of the Company’s common stock at $0.45 per share. Net proceeds of $1,282,500 were used in the PMT acquisition and for current operations.

During 2000, the Board of Directors approved the grant of a new non-qualified stock option under the Company 1998 LTIP to Donald T. Zimmerman, President of HMC. Under the terms of the grant, Mr. Zimmerman has the option to buy 560,000 shares of the Company’s common stock at $0.30 per share through February 9, 2005. The purpose of the grant was to honor, satisfy and offset USC’s $91,666 contractual compensation payment due Zimmerman since December 1998 pursuant to his employment agreement with USC. The transaction was recorded as a reduction of USC’s liability to Zimmerman and as additional paid in capital (a non-cash transaction).

12.

INCOME TAXES

No income tax benefits attributable to the losses from continuing operations were recorded in the years ended December 28, 2001, December 29, 2000 and December 31, 1999 as a result of the uncertainty associated with the realization of these deferred tax assets.  A reconciliation of the amounts computed by applying the U.S. federal income tax rate of 34 percent to pretax loss from continuing operations is as follows:

	2001	2000	1999
Computed expected tax benefit	(3,274,903)	$(861,658)	$(311,909)
Amortization of goodwill	1,067,265	145,993	132,203
Increase in cash surrender value of life insurance	-	-	(36,873)
Other	-	108,209	(31,429)
Change in the beginning-of-the-year balance of the valuation allowance	2,207,638	607,456	248,008
	$ - =======	$ - =======	$ - =======

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 28, 2001, December 29, 2000 and December 31, 1999 are presented below:

	2001	2000
Deferred tax liabilities:
Depreciation	-	$(107,671)

Deferred tax assets:
Depreciation and impairment of property, plant and equipment	1,072,833
Accrued expenses	27,030	-
Acquisition expenses	185,539	185,539
Deferred compensation	213,272	220,458
AMT credit carryforward	33,463	33,463
Tax credit carryforward	343,371	343,371
Net operating loss carry-forward	3,439,752	2,617,514
Allowance for bad debts	220,170	35,118
Total gross deferred tax assets	5,535,430	3,435,463
Valuation allowance	(5,535,430)	(3,327,792)
Net deferred tax assets	-	107,671
Net deferred tax components	$ -	$ -

For tax reporting purposes, the Company has approximately $33,000 of alternative minimum tax (AMT) credits available for an indefinite period.  The net operating loss of approximately $9,400,000 can be carried forward and used to reduce future taxable income through 2021.  Additionally, tax credits of approximately $343,000 can be carried forward and these credits begin to expire in 2005 at a rate of approximately $48,000 per year.  The utilization of credits and losses will be limited due to federal tax laws involving greater than 50% ownership changes and consolidated return regulations.

The valuation allowance for deferred tax assets as of December 28, 2001 and December 29, 2000 was $5,535,430 and$3,327,792, respectively.  The net change in the total valuation allowance for the years ended December 28, 2001 and December 29, 2000 was an increase of $2,207,638, $607,456 and $248,008, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  In order to fully realize the deferred tax asset, the Company will need to generate future taxable income of approximately $11,000,000 before the expiration of the net operating loss carry forwards in 2021.  The Company incurred taxable losses of $2,500,845 and $2,554,447 for the years ended December 28, 2001 and December 29, 2000, respectively.  Based upon the level of historical taxable losses and uncertainty regarding the generation of taxable income over periods which the deferred tax assets are deductible, management believes that it is not more likely than not that the Company will realize the benefits of these deductible differences, net of the deferred tax liabilities at December 28, 2001. Accordingly, a valuation allowance of $5,535,430 has been provided against the net deferred tax assets at December 28, 2001. The amount of the deferred tax asset that is not considered realizable, however, could be increased in the near term if estimates of future taxable income during the carry forward period are increased. Approximately $640,000 of the valuation allowance relates to deferred tax assets of the acquired subsidiaries of the Company.

13.

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

The following table summarizes, on an unaudited pro forma basis, the estimated consolidated results of the Company and PMT assuming the acquisition had occurred on January 1, 1999.  These results include certain pro forma adjustments, primarily goodwill amortization and interest expense, and are not necessarily indicative of what results would have been had the Company owned PMT during the periods presented:

1999
Net sales	$24,099,226
Net loss	(189,888)

Net loss per common share:
Basic and diluted	$(0.01)

14.

IMPAIRMENT LOSS ON PROPERTY, PLANT AND EQUIPMENT AND GOODWILL

The impact on PMT and RPI of the loss of a significant customer (PMT) and the reduction in orders from existing customers (PMT & RPI), caused management to conclude that the market value of the assets of these subsidiaries was impaired at December 28, 2001. As a result, the decision was made to write down the real estate and equipment of PMT and RPI to estimated net realizable value. This decision resulted in a 4th quarter $3,187,602 charge against earnings that is classified in the Consolidated Statement of Operations as an impairment loss on property, plant and equipment.  A $400,000 impairment charge had previously been recorded in the 3rd quarter by PMT.

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

15.

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

A lawsuit was filed against the Company in November 2001 in the Circuit Court of Chesterfield County, Virginia by Granville Valentine III, former President of R.P. Industries, Inc., for breach of his employment contract. The suit is captioned Granville G. Valentine, III, vs. R.P. Industries, Inc., et al., including United Shields Corporation. The Company is defending itself against the claims made in the suit and a counter suit is being considered.

A lawsuit has been filed against the Company in the Circuit Court for the County of Henrico, Virginia by James R.V.Daniel for nonpayment of amounts due him according to a Salary Continuation Agreement entered into by RPI and guaranteed by the Company. The Company is defending itself against the claims made in the suit.

The Company is involved in various litigation and other routine matters which are incident to the Company’s business. In the opinion of management, the ultimate disposition of such litigation and other matters will not have a material effect upon the Company’s financial statements

16.

REVERSAL OF SALE OF SUBSIDIARY

The Company entered into a Share Purchase Agreement on September 5, 2001, wherein it agreed to transfer 75% of the outstanding shares of RPI to an unrelated buyer for $1 and a $1,550,000 Promissory Note from the subsidiary payable in installments through June 30, 2010. Final consummation of the Agreement was contingent upon the approval of RPI’s lender and the ability of the buyer to obtain financing that would pay off the lender, who threatened foreclosure. In October 2001, the Company decided to record the transaction as a sale since the buyer had assumed day-to-day operational responsibility for RPI and it appeared that the buyer would be able to meet the refinancing requirement. However, due to the continued deterioration of the economy and RPI’s business, the buyer was unable to close the anticipated refinancing transaction, thereby necessitating a reversal of the transaction. As a result, the accompanying Consolidated Financial Statements include RPI’s financial results as of and for the twelve months ended December 28, 2001. In addition, the Company guarantees this lender's debt and various other debt of RPI (see Notes 8 and 15).

17.

BUSINESS AND CREDIT CONCENTRATIONS

HMC's primary line of business, flameless ration heaters, which it sells through prime contractors to the United States Department of Defense for their "Meals Ready-To-Eat" operations, can be impacted by the United States Defense Budget.  If the United States significantly reduces its budget allocations for defense expenditures, or alters its operations for individual ration feeding programs, the Company's sales may be adversely affected.  Over the previous two years, however, the United States Defense Supply Center requirements have increased, and the Company's sales of flameless ration heaters have grown. Sales to the Defense Supply Center approximated 25%, 16% and 23% of the Company's total net sales for 2001, 2000 and 1999, respectively. As of December 28,2001, accounts receivable from this prime contractor was $539,514.

18.

GOING CONCERN AND SUBSEQUENT EVENTS

The accompanying Consolidated Financial Statements have been prepared in conformity with accounting principals generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  However, the Company has not been able to secure sufficient equity capital to date, has sustained significant net losses since 1997, and is in default, including payment default, on most of its debt.

Five secured non-related party lenders who are owed a total of $5,813,455 and $2,521,842 by PMT and RPI, respectively, at December 28, 2001, accelerated their loans subsequent to year-end and foreclosed on the collateral securing their loans in 2002.

The Company has guaranteed the debt of two of PMT's secured lenders. Notes owed to those lenders at December 28, 2001 totaled $4,461,548.  Management estimates that a deficiency of approximately $1,800,000 will result from the forced liquidation of the collateral securing this debt.  The Company has also guaranteed debt of R.P. Industries, Inc. totaling $2,521,842 at December 28, 2001. The lender foreclosed on the loan in late spring 2002 when it became evident that a non-related party who intended to buy RPI was not going to be able to arrange a refinancing. Management estimates that a deficiency of $300,000 to $500,000 will result from the forced liquidation of the collateral securing this debt.  In view of these circumstances, management has discontinued the operations of PMT and RPI and is in the process of liquidating these subsidiaries.

On August 15, 2002, the Company entered into an agreement to sell the HMC operation and certain of its assets.

As is evidenced by the above, the Company is in the process of liquidation.