Form 10QSB/A
period 2002-03-29
UNITED SHIELDS CORP/OH/
filed 2002-10-24
CIK 808432

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-QSB/A

(Mark One)

    [X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF

THE SECURIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 29, 2002.

   [   ]

TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF

THE SECURITES EXCHANGE ACT.

For the transition period from

NA

 to

NA

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

APPLICABLE ONLY TO CORPORTE ISSUERS:

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

Other Information

Part II.

	Item 1.	Legal Proceedings

	Item 3.	Default Upon Senior Securities

	Item 6.	Exhibits and Reports on Form 8-K

Signatures

United Shields Corporation

and Subsidiaries

Consolidated Balance Sheets

	March 29,	December 28,
	2002	2001

Assets
Current Assets:

Cash	$18,817	$38,318
Accounts receivable, net	997,679	1,333,217
Other receivables	14,200	30,391
Inventories	1,519,803	1,596,442
Prepaid expenses and other	118,605	151,170
Total current assets	2,669,104	3,149,538

Property, plant and equipment, at cost:

Land	401,638	776,638
Machinery and equipment	1,279,927	1,999,880
Office furniture and fixtures	77,237	65,576
Vehicles	353	353
Building and leasehold improvements	794,721	2,419,721
	2,553,876	5,262,168

Less accumulated depreciation	(454,840)	(350,250)

Net property, plant and equipment	2,099,036	4,911,918

Other assets:

Deposits	24,320	24,320
Goodwill, net	1,099,597	1,099,597
Other	0	19,662
Total other assets	1,123,917	1,143,579

	$5,892,057	$9,205,035
	=======	=======
The accompanying Notes to Consolidated Financial Statements are an integral part of the statements.

United Shields Corporation

and Subsidiaries

Consolidated Balance Sheets (continued)

	March 29,	December 28,
	2002	2001

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities:

Revolving lines of credit - current	$3,430,600	$3,748,439
Notes payable - related parties - current	2,219,066	2,189,637
Notes payable - current	2,578,825	5,194,171
Capital lease obligation - current	22,795	157,372
Accounts payable	2,390,351	2,305,883
Accrued expenses and other current liabilities	1,720,471	1,499,044
Total current liabilities	12,362,108	15,094,546

Notes payable	181,763	205,624
Capital lease obligation	8,520	10,485
Deferred compensation	565,231	565,231
Total liabilities	13,117,622	15,875,886

Stockholders’ equity (deficit):

Common stock - authorized 500,000,000 shares without par value; stated value $0.01; issued 19,454,875 shares at March 29, 2002 and December 28, 2001	194,549	194,549
Treasury stock - at cost, 395,496 shares at March 29, 2002 and December 28, 2001	(55,530)	(55,530)
Additional paid in capital	10,882,109	10,882,109
Accumulated deficit	(18,246,693)	(17,691,979)
Total stockholders’ equity (deficit)	(7,225,565)	(6,670,851)

	$5,892,057 ========	$9,205,035 ========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

United Shields Corporation

and Subsidiaries

Consolidated Statements of Operations

	Three Months Ended
	March 29,	March 30,
	2002	2001

Net sales	$2,650,584	$3,466,376
Cost of sales	2,211,447	3,051,371
Gross profit	439,137	415,005

Operating expenses:
Selling, general and administrative	605,890	653,020
Goodwill amortization	-	88,557
Total operating expenses	605,890	741,577

Loss from operations	(166,753)	(326,572)

Other income (expenses):
Interest expense, net	(137,783)	(185,059)
Other	(3,849)	(5,773)
Total other expense	(141,632)	(190,832)

Loss from continuing operations	(308,385)	(517,404)

Income (loss) from operation of discontinued subsidiary	(246,329)	48,683

Net loss	$(554,714) ========	$(468,721) =======

Weighted average number of shares outstanding - basic and diluted	19,059,379 ========	19,333,184 ========

Loss from continuing operations per common share– basic and diluted	$(0.02)	$(0.02)

Income (loss) from operation of discontinued subsidiary per common share– basic and diluted	$(0.01)	$0.00

Net loss per common share - basic and diluted	$(0.03)	$(0.02)
	========	========

The accompanying Notes to Consolidated Financial Statements are an integral part of the statements.

United Shields Corporation

and Subsidiaries

Consolidated Statements of Cash Flows

	Three Months Ended
	March 29,	March 30,
	2002	2001
Net cash flows provided by (used in) operating activities:
Net loss	$(554,714)	$(468,721)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization - property, plant and equipment	104,590	315,358
Amortization of goodwill, warrants and debt discount	29,932	124,399
Changes in working capital accounts:
Accounts and other receivables	351,729	(356,802)
Inventories	76,639	(335,903)
Prepaid expenses and other	32,565	(25,119)
Deposits and other	19,662	34,938
Accounts payable	84,468	1,173,800
Accrued expenses and other current liabilities	221,424	(241,913)

Net cash provided by operating activities	366,295	220,037

Cash flows provided by (used in) financing activities:
Purchase of property and equipment	(19,080)	(45,968)
Proceeds from disposal of property and equipment	2,727,372	-
Decrease in restricted short-term investments	-	694,395

Net cash provided by investing activities	2,708,292	648,427

Cash flows provided by (used in) financing activities:
Borrowings under revolving line of credit	103,400	70,320
Payments on revolving line of credit	(421,239)	(779,452)
Payments on notes payable - related parties	(500)	(9,654)
Payment on notes payable	(2,639,207)	(160,630)
Payments on capital lease obligations	(136,542)	(16,349)
Purchases of Treasury Stock	-	(55,530)

Net cash used in financing activities	(3,094,088)	(951,295)

Net decrease in cash	(19,501)	(82,831)

Cash at beginning of period	38,318	272,358
Cash at end of period	$18,817 ========	$189,527 ========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

United Shields Corporation

Notes to Consolidated Financial Statements

March 29, 2002

1.  Company Description

United Shields Corporation ("USC" or the "Company") is a Cleveland, TN based holding company that owns The HeaterMeals Company ("HMC"), which manufactures and markets patented, portable electrochemical heaters and a line of shelf-stable meals that incorporate such heaters. The Company also owns Pittsfield Mold & Tool, Inc. (PMT) and R.P. Industries, Inc. (RPI), both of which are engaged in the production of molded plastic components and finished products of original equipment manufacturers.

As a result of the initiation of foreclosure proceedings by PMT’s primary lenders, management liquidated the subsidiary in March 2002. All assets were sold at auction. Proceeds from the auctions totaled $2,727,372, which were used to partially liquidate the liabilities due to secured creditors (see Note 8). At March 28, 2002, assets and liabilities of the subsidiary are $35,000 and $3,928,372, respectively. Revenues of the subsidiary for the quarter ended March 28, 2002 were $703,954. No loss on disposal of the subsidiary was recorded in the current quarter. See the Consolidated Statement of Operations for  disclosure of the loss from operations of discontinued subsidiary for the quarter.

2.  Summary of Significant Accounting Policies

a.  Interim Financial Statements

The March 29, 2002 and March 30, 2001 financial data are unaudited, however, in the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the consolidated financial statements for the respective periods.  Interim results are not necessarily indicative of results for a full year.  The consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended December 28, 2001.

b.  Principles of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries after elimination of intercompany balances and transactions.

c.  Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  Actual results could differ from those estimates.

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

e.  Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 142, Goodwill and Intangible Assets.  SFAS 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS 142.  Major provisions of this Statement and the effective date for the Company are as follows:

•

Goodwill, as well as tangible assets with indefinite lives, acquired after June 30, 2001 will not be amortized.  Effective December 29, 2001, all previously recognized goodwill and intangible assets with indefinite lives are no longer subject to amortization.

•

Effective December 29, 2001, goodwill and intangible assets with indefinite lives will be tested for impairment annually and whenever there is an impairment indicator.

•

All acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting.

In August 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  This Statement supercedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and Accounting Principles Board (APB) Opinion No. 30, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that Opinion).  The Statement is effective for fiscal years beginning after December 15, 2001.  This Statement retains the requirements of SFAS 121 related to long-lived assets impairment loss recognition and measurement, but removes goodwill and certain intangibles from its scope.  The Statement also requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and broadens the presentation of discontinued operation to include more disposal transactions.  Management believes adequate provision has been made at March 29, 2002 for impairment losses relating to long-lived assets.

3.  Pro Forma Results

The Company adopted SFAS No.142 as of December 29, 2001. In accordance with this statement, the amount recorded for goodwill is no longer being amortized. Goodwill will be tested annually for impairment. The fair value of the reporting unit responsible for the goodwill will be compared to its carrying amount. If impairment is determined to have occurred, any required impairment loss will be recorded at that time.

The following table reflects unaudited pro forma results of operations after giving effect to SFAS 142, Goodwill and Intangible Assets, as if it were adopted on January 1, 2001:

Qtr Ended
March 30, 2001
Net loss, as reported	$(468,721)
Add back: amortization expense	88,557
Pro forma net loss	(380,164)
=======
Basic net loss per share:
As reported	$(0.02)
Pro forma	$(0.02)

4.  Default Upon Senior Securities

The Company is in violation of certain debt coverage covenant requirements included in several non-related party loan agreements.  In addition, the Company is delinquent in the payment of principal and interest on several loans payable to non-related parties.  As a result, loans totaling $5,146,843 are in default and the outstanding loan balances are classified as current in the accompanying financial statements.  See Note 8.

5.  Business Segments

The Company had the following two reportable segments in the 1st quarter of 2001 and 2002:  Plastic Injection Molding and Specialty Products.  The Plastic Injection Molding segment consists of the Company’s RPI subsidiary that was engaged in the production of molded plastic components and finished products for original equipment manufacturers. The Company’s PMT subsidiary ceased all operations on February 28, 2002 and is treated as a discontinued operation in the accompanying consolidated financial statements. As a result of this treatment, no information relating to PMT is included in the following Plastic Injection Molding segment data. The Specialty Products segment consists of the Company’s HMC subsidiary which manufacturers and markets patented, portable electrochemical heaters and a line of shelf-stable meals that incorporate such heaters.

The accounting policies used to develop segment information correspond to those described herein.  Segment profit or loss is based on profit or loss from operations before income taxes.  There are no sales or transfers or inventories or human capital between segments.  The reportable segments are distinct business units operating in different industries.  They are separately managed, with separate marketing, manufacturing and distribution systems.

The following information about the two segments is for the three months ended March 29, 2002:

	Plastic
	Injection	Specialty
	Molding	Products	Totals
Revenues from external customers	$806,260	$1,844,324	$2,650,584
Interest expense, net	32,311	7,926	40,237
Depreciation and amortization -
PP&E	77,400	26,272	103,672
Segment profit (loss) from continuing ops	(157,765)	99,537	(58,228)
Segment assets	2,290,805	3,450,771	5,741,576
Expenditures for segment assets	-	19,080	19,080

		Loss From
Reconciliation to Consolidated Amounts:	Revenues	Cont. Ops	Assets
Totals for reportable segments	$2,650,584	$(58,228)	$5,741,576
Corporate headquarters	-	-	115,481
Assets of discontinued operations			35,000
Unallocated corporate
headquarters expense	-	(250,157)	-
Total consolidated amounts	$2,650,584	$(308,385) =======	$5,892,057

Reconciliation to Consolidated Amounts:		Depreciation
	Interest	and amort-
	expense, net	PP&E
Totals for reportable segments	$40,237	$103,672
Other	-	-
Unallocated corporate
headquarters expense (1)	97,546	918
Total consolidated amounts	$137,783	$104,590
	======	======

The following information about the two segments is for the three months ended March 30, 2001:

	Plastic
	Injection	Specialty
	Molding	Products	Totals
Revenues from external customers	$1,491,564	$1,974,812	$3,466,376
Interest expense, net	58,998	14,359	73,357
Depreciation and amortization -
PP&E	156,816	23,029	179,845
Segment profit (loss) from continuing ops	(324,218)	27,663	(296,555)
Segment assets	7,716,933	3,781,009	11,497,942
Expenditures for segment assets	20,296	26,110	46,406

		Loss From
Reconciliation to Consolidated Amounts:	Revenues	Cont. Ops	Assets
Totals for reportable segments	$3,466,376	$(296,555)	$11,497,942
Corporate headquarters	-	-	352,630
Assets of discontinued operations			9,796,518
Unallocated corporate
headquarters expense	-	(220,849)	-
Total consolidated amounts	$3,466,376	$(517,404)	$21,647,090
	========	=======	=======

Reconciliation to Consolidated Amounts:		Depreciation
	Interest	and amort-
	expense, net	PP&E
Totals for reportable segments	$73,357	$179,845
Other	-	-
Unallocated corporate
headquarters expense (1)	111,702	918
Total consolidated amounts	$185,059	$180,763
	======	======

(1)

Interest expense, net for the Company’s corporate headquarters includes non-cash warrant and debt discount amortization of $29,929 and $35,844 for the quarters ended March 29, 2002 and March 30, 2001, respectively.

6.  Legal Proceedings

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

A lawsuit has been filed against the Company in the Circuit Court for the County of Henrico, Virginia by James R.V. Daniel for nonpayment of amounts due him according to a Salary Continuation Agreement entered into by RPI and guaranteed by the Company. The Company is defending itself against the claims made in the suit.

The Company is involved in various litigation and other routine matters which are incident to the Company’s business. In the opinion of management, the ultimate disposition of such litigation and other matters will not have a material effect upon the Company’s financial statements

7.  Reversal of Sale of Subsidiary

The Company entered into a Share Purchase Agreement on September 5, 2001, wherein it agreed to transfer 75% of the outstanding shares of RPI to an unrelated buyer for $1 and a $1,550,000 Promissory Note from the subsidiary payable in installments through June 30, 2010. Final consummation of the Agreement was contingent upon the approval of RPI’s lender and the ability of the buyer to obtain financing that would pay off the lender, who threatened foreclosure. In October 2001, the Company decided to record the transaction as a sale since the buyer had assumed day-to-day operational responsibility for RPI and it appeared that the buyer would be able to meet the refinancing requirement. However, due to the continued deterioration of the economy and RPI’s business, the buyer was unable to close the anticipated refinancing transaction, thereby necessitating a reversal of the transaction. As a result, the accompanying Consolidated Financial Statements include RPI’s financial results as of and for the three months ended March 29, 2002. In addition, the Company guarantees this lender's debt and various other debt of RPI. See Notes 4 and 8.

8.  Going Concern and Subsequent Events

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

Five secured non-related party lenders who were owed a total of $5,813,455 and $2,521,842 by PMT and RPI, respectively, at December 28, 2001, accelerated their loans subsequent to year-end and foreclosed on the collateral securing their loans. Amounts due these lenders at March 28, 2002 totaled $1,587,907 and $2,400,000, respectively.

The Company has guaranteed the debt of two of PMT's secured lenders. Notes owed to these lenders at December 28, 2001 totaled $4,461,548.  The forced liquidation of the collateral securing this debt in March 2002 resulted in a deficiency of $1,563,812. Management is currently negotiating the amount and payment terms of this deficiency with the lenders.  The Company has also guaranteed debt of R.P. Industries, Inc. totaling $2,400,000 at March 29, 2002. The lender foreclosed on the loan in late spring 2002 when it became evident that a non-related party who intended to buy RPI was not going to be able to arrange refinancing. Management estimates that a deficiency of $300,000 to $500,000 will result from the forced liquidation of the collateral securing this debt.  In view of these circumstances, management has discontinued the operations of PMT and RPI and is in the process of liquidating these subsidiaries.

On August 15, 2002, the Company entered into an agreement to sell the HMC operation and certain of its assets.

As is evidenced by the above, the Company is in the process of liquidation.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Safe Harbor Clause

This report contains certain “forward-looking statements.”  The Company desires to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing itself of the protection of such safe harbor with respect to all such forward-looking statements.  These forward-looking statements, which are included in Management’s Discussion and Analysis, describe future plans or strategies and include the Company’s expectations of future financial results.  The words “expect,” “estimate,” “anticipate,” “predict,” and similar expressions are intended to identify forward-looking statements.  Important factors that could cause the actual results, performance or achievement of the Company to differ materially from the Company’s expectations include the following:  1) one or more of the assumptions or other factors discussed in connection with particular forward-looking statements prove not to be accurate; 2) the Company is unsuccessful in increasing sales through its anticipated marketing efforts; 3) mistakes in cost estimates and cost over-run; 4) the Company’s inability to obtain financing for one or more acquisitions and/or for general operations; 5) non-acceptance of one or more products of the Company in the marketplace due to costs or other reasons; 6) the Company’s inability to supply any product to meet market demand; 7) generally unfavorable economic conditions which would adversely effect purchasing decisions by retailers or consumers; 8) development of a similar product that competes with HeaterMeals® which is not an infringement of any of the patents pertaining to those products; 9) inability of the owner of any of the patents to protect against infringement; 10) the inability to successfully integrate one or more acquisitions with the Company’s operations (including the inability to successfully integrate several acquisitions at the same time, integrate businesses which may be diverse as to type of business, geographic area, or customer base and the diversion of management’s attention among several acquired businesses) without substantial costs, delays or other problems; 11) if the Company experiences labor and/or employment problems such as work stoppages, inability to hire and/or retain competent personnel; 12) a shortage in the supply of significant raw materials, such as plastic resin and magnesium, which would significantly increase the cost of goods sold; and 13) if the Company experiences unanticipated problems (including but not limited to accidents, fires, acts of God, etc.), or is adversely affected by problems of its suppliers, shippers, customers or others.  All written or oral forward-looking statements attributable to the Company are made as of the date hereof, and the Company assumes no obligation to update the forward-looking statements, or to update the reasons why actual results could differ materially from those projected in the forward-looking statements.

Results of Operations

Following is a discussion of the results of operations for the quarter ended March 29, 2002, compared to the quarter ended March 30, 2001, and changes in financial condition for the first three months of 2002.  The PMT operation is treated as a discontinued operation for both periods and, therefore, the following analysis pertains to HMC, RPI and corporate operations only.

NET SALES.  Net sales for the quarter ended March 29, 2002 decreased $815,792 or 23.5% from the same period in the prior year. HMC’s sales decreased $130,488 or 6.6% as a result of a 35% decrease in unit sales of shelf-stable meals during the quarter, which was somewhat offset by a 16% increase in sales of flameless ration heaters. RPI’s sales decreased $685,304 or 45.9% compared to the same period in the prior year as a result of the closing of the Richmond, VA plant in October 2001 and declining sales volume from existing customers.

COST OF SALES.  Cost of sales for the quarter ended March 29, 2002 decreased $839,924 or 27.5% compared to the same quarter in 2001.  The decrease of 27.5% compared to a sales decrease of 23.5%.  This positive result is primarily reflective of the non-recurrence in 2002 of costs associated with an HMC special packaging project in the first quarter of 2001 that adversely affected flameless ration heater cost of sales.

GROSS PROFIT.  Gross profit increased $24,132 or 5.8% in the quarter ended March 29, 2002 compared to the same quarter in 2001.  The gross margin percentage was 16.6% in the quarter ended March 29, 2002 compared to 12.0% in the same quarter in 2001.  The primary reason for this margin percentage increase was the elimination of costs associated with a 2001 HMC special packaging project for the flameless ration heater business.

OPERATING EXPENSES.  Operating expenses decreased $135,687 or 18.3% in the quarter ended March 29, 2002 compared to the same period in 2001. RPI’s operating costs decreased by $223,152 or 57.2% compared to the same period in the prior year. Lower goodwill charges accounted for $63,279 of the decrease. HMC and the corporate office experienced increased operating expenses that partially offset the RPI decrease. HMC incurred increases in salaries, marketing and professional fees.  The corporate office incurred an increase in legal and insurance expenses as a result of the Company’s ongoing operational challenges.

INTEREST EXPENSE, NET.  Interest expense, net decreased $47,276 or 25.5% in the quarter ended March 29, 2002, compared to the same quarter in the prior year.  Lower interest rates on all variable rate loans and somewhat lower average outstanding loan balances resulted in a decrease in overall borrowing costs.

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

Five secured non-related party lenders who were owed a total of $5,813,455 and $2,521,842 by PMT and RPI, respectively, at December 28, 2001, accelerated their loans subsequent to year-end and foreclosed on the collateral securing their loans. Amounts due these lenders at March 28, 2002 totaled $1,587,907 and $2,400,000, respectively.

The Company has guaranteed the debt of two of PMT's secured lenders. Notes owed to these lenders at December 28, 2001 totaled $4,461,548.  The forced liquidation of the collateral securing this debt in March 2002 resulted in a deficiency of $1,563,812. Management is currently negotiating the amount and payment terms of this deficiency with the lenders.  The Company has also guaranteed debt of R.P. Industries, Inc. totaling $2,400,000 at March 29, 2002. The lender foreclosed on the loan in late spring 2002 when it became evident that a non-related party who intended to buy RPI was not going to be able to arrange refinancing. Management estimates that a deficiency of $300,000 to $500,000 will result from the forced liquidation of the collateral securing this debt.  In view of these circumstances, management has discontinued the operations of PMT and RPI and is in the process of liquidating these subsidiaries.

On August 15, 2002, the Company entered into an agreement to sell the HMC operation and certain of its assets.

As is evidenced by the above, the Company is in the process of liquidation.

Item 4. Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer have reviewed, as of a date within 90 days of this filing, the disclosure controls and procedures that ensure that information relating to the Company required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended,  is recorded, processed, summarized and reported in a timely and proper manner.  Based upon this review, the Company believes that there are adequate controls and procedures in place.  There are no significant changes in the controls or other factors that could affect the controls after the date of the evaluation.

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

A lawsuit has been filed against the Company in the Circuit Court for the County of Henrico, Virginia by James R.V. Daniel for nonpayment of amounts due him according to a Salary Continuation Agreement entered into by RPI and guaranteed by the Company. The Company is defending itself against the claims made in the suit.

The Company is involved in various litigation and other routine matters which are incident to the Company’s business. In the opinion of management, the ultimate disposition of such litigation and other matters will not have a material effect upon the Company’s financial statements

Item 3. - Default Upon Senior Securities

The Company is in violation of certain debt coverage covenant requirements included in several non-related party loan agreements.  In addition, the Company is delinquent in the payment of principal and interest on several loans payable to non-related parties.  As a result, loans totaling $5,146,843 are in default and the outstanding loan balances are classified as current in the accompanying financial statements.

Item 6. - Exhibit and Reports on Form 8-K

(a)

Exhibits - None

(b)

Reports on Form 8-K - None

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

UNITED SHIELDS CORPORATION

Date:  October 23, 2002

/s/William A. Frey III

William A. Frey III

Chairman and Principal Executive Officer

Date:  October 23, 2002

/s/John F. Quigley

John F. Quigley

Senior Vice President and Principal Accounting Officer

CERTIFICATIONS

Chief Executive Officer

I, William A. Frey, III, certify that:

1.

I have reviewed this quarterly report on Form 10-QSB/A of United Shields Corporation;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)

evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)

presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)

any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.

The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 23, 2002

/s/William A. Frey, III

William A. Frey, III

Chief Financial Officer

I, John F. Quigley, certify that:

1.

I have reviewed this quarterly report on Form 10-QSB/A of United Shields Corporation;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)

evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)

presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

1.

The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)

any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

1.

The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 23, 2002

/s/John F. Quigley

John F. Quigley

Exhibit 99

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of United Shields Corporation (the “Company”) on Form 10-QSB/A for the period ending March 29, 2002 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), we, William A. Frey, III, Chief Executive Officer, and John F. Quigley, Chief Financial Officer, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that to the best of our knowledge:

(1)

The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/William A. Frey, III

/s/John F. Quigley

William A. Frey, III

John F. Quigley

Chief Executive Officer

Chief Financial Officer