Form 10QSB
period 2002-06-28
UNITED SHIELDS CORP/OH/
filed 2002-10-30
CIK 808432

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-QSB

(Mark One)

    [X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF

THE SECURIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 28, 2002.

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

Yes

No

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  19,059,379 shares as of August 7, 2002.

Transitional Small Business Disclosure Format (check one):

Yes

No  X

UNITED SHIELDS CORPORATION

AND SUBSIDIARIES

INDEX

Part I.	Financial Information

	Item 1.	Consolidated Financial Statements

Consolidated Balance Sheets as of June 28, 2002 and December 28, 2001

Consolidated Statements of Operations for the three and six month periods ended June 28, 2002 and June 29, 2001

Consolidated Statements of Cash Flows for the six month periods ended June 28, 2002 and June 29, 2001

Notes to Consolidated Financial Statements

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Item 4	Controls and Procedures

Part II.	Other Information

	Item 1.	Legal Proceedings

	Item 3.	Default Upon Senior Securities

	Item 6.	Exhibits and Reports on Form 8-K

Signatures

United Shields Corporation

and Subsidiaries

Consolidated Balance Sheets

	June 28,	December 28,
	2002	2001

Assets
Current Assets:

Cash	$1,033	$38,318
Accounts receivable, net	1,381,764	1,333,217
Other receivables	-	30,391
Inventories	1,327,561	1,596,442
Prepaid expenses and other	93,923	151,170
Total current assets	2,804,281	3,149,538

Property, plant and equipment, at cost:

Land	-	776,638
Machinery and equipment	675,168	1,999,880
Office furniture and fixtures	72,126	65,576
Vehicles	-	353
Building and leasehold improvements	3,037	2,419,721
	750,331	5,262,168

Less accumulated depreciation	(405,534)	(350,250)

Net property, plant and equipment	344,797	4,911,918

Other assets:

Deposits	24,320	24,320
Goodwill, net	1,099,597	1,099,597
Long lived assets held for sale	1,025,418	-
Other	11,003	19,662
Total other assets	2,160,338	1,143,579

	$5,309,416	$9,205,035
	=======	=======
The accompanying Notes to Consolidated Financial Statements are an integral part of the statements.

United Shields Corporation

and Subsidiaries

Consolidated Balance Sheets (continued)

	June 28	December 28,
	2002	2001

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities:

Revolving lines of credit - current	$2,680,556	$3,748,439
Notes payable - related parties - current	2,248,696	2,189,637
Notes payable - current	2,580,109	5,194,171
Capital lease obligation - current	22,891	157,372
Accounts payable	2,548,457	2,305,883
Accrued expenses and other current liabilities	1,925,311	1,499,044
Total current liabilities	12,006,020	15,094,546

Notes payable	158,226	205,624
Capital lease obligation	7,019	10,485
Deferred compensation	565,231	565,231
Total liabilities	12,736,496	15,875,886

Stockholders’ equity (deficit):

Common stock - authorized 500,000,000 shares without par value; stated value $0.01; issued 19,454,875 shares at June 28, 2002 and December 28, 2001	194,549	194,549
Treasury stock - at cost, 395,496 shares at June 28, 2002 and December 28, 2001	(55,530)	(55,530)
Additional paid in capital	10,882,109	10,882,109
Accumulated deficit	(18,448,208)	(17,691,979)
Total stockholders’ equity (deficit)	(7,427,080)	(6,670,851)

	$5,309,416	$9,205,035
	========	========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

United Shields Corporation

and Subsidiaries

Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
	June 28	June 29,	June 28,	June 29,
	2002	2001	2002	2001

Net sales	$2,783,716	$2,312,710	$4,628,040	$4,287,522
Cost of sales	2,158,817	1,839,920	3,615,446	3,531,020
Gross profit	624,899	472,790	1,012,594	756,502

Operating expenses:
Selling, general and administrative	393,491	310,165	832,485	636,416
Goodwill amortization	0	25,278	0	50,556
Total operating expenses	393,491	335,443	832,485	686,972

Income (loss) from operations	231,408	137,347	180,109	69,530

Other income (expense):
Interest expense, net	(106,727)	(124,200)	(212,199)	(250,261)
Other	2,330	12,168	8,480	12,860
Total other expense	(104,397)	(112,032)	(203,719)	(237.401)

Income (loss) from continuing operations before
income taxes	127,011	25,315	(23,610)	(167,871)
Income tax expense	(50,804)	(10,126)	0	0
Income (loss) from continuing operations	76,207	15,189	(23,610)	(167,871)

Loss from operation of discontinued subsidiaries, net of income tax benefit of $50,804 (2Q 2002) and $10,126 (2Q 2001)	(277,721)	(3,344,213)	(732,619)	(3,629,874)

Net loss	$(201,514) ========	$(3,329,024) ========	$(756,229) ========	$(3,797,745) ========

Weighted average number of shares outstanding -
basic and diluted	19,059,379 ========	19,059,379 ========	19,059,379 ========	19,196,281 ========

Income (loss) from continuing operations per
common share-basic and diluted	$0.00	$0.00	$(0.00)	$(0.01)

Loss from operation of discontinued subs per
common share-basic and diluted	(0.01)	(0.18)	(0.04)	(0.19)

Net loss per common share - basic and diluted	$(0.01) ========	$(0.18) ========	$(0.04) ========	$(0.20) ========

The accompanying Notes to Consolidated Financial Statements are an integral part of the statements.

United Shields Corporation

and Subsidiaries

Consolidated Statements of Cash Flows

	Six Months Ended
	June 28	June 29
	2002	2001
Net cash flows provided by (used in) operating activities:
Net loss	$(756,229)	$(3,797,745)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization - property, plant and equipment	210,085	632,583
Amortization of goodwill, warrants and debt discount	59,863	248,805
Impairment loss on goodwill	-	2,910,766
Loss on sale of property and equipment	-	13,279
Changes in working capital accounts:
Accounts and other receivables	(18,156)	1,356,743
Inventories	268,881	(70,472)
Prepaid expenses and other	57,247	(90,952)
Deposits and other	8,659	43,965
Accounts payable	242,574	(87,691)
Accrued expenses and other current liabilities	426,263	(297,008)

Net cash provided by operating activities	499,187	862,273

Cash flows provided by (used in) financing activities:
Purchase of property and equipment	(27,798)	(127,860)
Proceeds from disposal of property and equipment	3,359,416	1,200
Decrease in restricted short-term investments	-	694,395

Net cash provided by investing activities	3,331,618	567,735

Cash flows provided by (used in) financing activities:
Borrowings under revolving line of credit	103,400	-
Payments on revolving line of credit	(1,171,283)	(1,196,376)
Payments on notes payable - related parties	(800)	(40,875)
Borrowings on notes payable	-	127,352
Payment on notes payable	(2,661,460)	(283,401)
Payments on capital lease obligations	(137,947)	(30,849)
Purchases of Treasury Stock	-	(55,530)

Net cash used in financing activities	(3,868,090)	(1,479,679)

Net decrease in cash	(37,285)	(49,671)

Cash at beginning of period	38,318	272,358
Cash at end of period	$1,033 ========	$222,687 ========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

United Shields Corporation

Notes to Consolidated Financial Statements

June 28, 2002

1.  Company Description

United Shields Corporation ("USC" or the "Company") is a Cleveland, TN based holding company that owns The HeaterMeals Company ("HMC"), which manufactures and markets patented, portable electrochemical heaters and a line of shelf-stable meals that incorporate such heaters. The Company also owns Pittsfield Mold & Tool, Inc. (PMT) and R.P.Industries, Inc. (RPI), both of which have been engaged in the production of molded plastic components and finished products of original equipment manufacturers.

 As a result of the initiation of foreclosure proceedings by PMT’s primary lenders, management liquidated the subsidiary in March 2002. All assets were sold at auction. Proceeds from the auctions totaled $2,727,372, which were used to partially liquidate the liabilities due to secured creditors (see Note 8). At June 28, 2002, assets and liabilities of the subsidiary are $35,000 and $4,027,101, respectively. Revenues of the subsidiary for the six months ended June 28, 2002 were $703,954. No loss on disposal of the subsidiary was recorded in 2002.

As a result of the initiation of foreclosure proceedings by RPI’s primary lender, management began liquidation proceedings in April 2002. Production at the Oxford, NC plant continued until early July to fill existing sales orders. The Richmond, VA plant, which was closed in October 2001, was sold in June 2002. Proceeds from the sale totaled $632,044. An equipment auction will be held in late October 2002. The secured lender has taken possession of the Oxford, NC plant real estate and is attempting to sell it. Proceeds from a sale will be used to partially liquidate the secured lender’s note.  At June 28, 2002, assets and liabilities of the subsidiary were $1,295,306 and $4,871,668, respectively. Revenues of the subsidiary were $1,544,595 for the six months ended June 28, 2002. No loss on disposal of the subsidiary was recorded in 2002.

See the Consolidated Statement of Operations for disclosure of the loss from operations of discontinued subsidiaries (PMT and RPI) for the three and six month periods ended June 28, 2002.

2.  Summary of Significant Accounting Policies

a.  Interim Financial Statements

The June 28, 2002 and June 29, 2001 financial data are unaudited, however, in the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the consolidated financial statements for the respective periods.  Interim results are not necessarily indicative of results for a full year.  The consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended December 28, 2001.

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

d.  Per Share Data

Potential common shares relating to options and warrants to purchase common stock were not included in the weighted average number of shares for the periods ended June 28, 2002 and June 29, 2001 because their effect, if any, would have been anti-dilutive.

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

•

All acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting..

In August 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  This Statement supercedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and Accounting Principles Board (APB) Opinion No. 30, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that Opinion).  The Statement is effective for fiscal years beginning after December 15, 2001.  This Statement retains the requirements of SFAS 121 related to long-lived assets impairment loss recognition and measurement, but removes goodwill and certain intangibles from its scope.  The Statement also requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and broadens the presentation of discontinued operation to include more disposal transactions.  Management believes adequate provision has been made at June 28, 2002 for impairment losses relating to long-lived assets.

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

The following table reflects unaudited pro forma results of operations after giving effect to SFAS 142, Goodwill and Intangible Assets, as if it were adopted on January 1, 2001:

	Six Months Ended	Three Months Ended
	June 29, 2001	June 29, 2001
Net loss, as reported	$(3,797,745)	(3,329,024)
Add back: amortization expense	50.556	25,278
Pro forma net loss	(3,747,189)	(3,303,746)
	========	========
Basic net loss per share:
As reported	(0.20)	$(0.18)
Pro forma	(0.20)	$(0.17)

4.  Default Upon Senior Securities

The Company is in violation of certain debt coverage covenant requirements included in several non-related party loan agreements.  In addition, the Company is delinquent in the payment of principal and interest on several loans payable to non-related parties.  As a result, loans to non-related parties totaling $4,489,799 are in default and the outstanding loan balances are classified as current in the accompanying financial statements.  See Note 8.

5.  Business Segments

The Company has one reportable segment at June 28, 2002: Specialty Products. The Specialty Products segment consists of the Company’s HMC subsidiary which manufacturers and markets patented, portable electrochemical heaters and a line of shelf-stable meals that incorporate such heaters. Subsidiaries comprising the discontinued Plastic Injection Molding segment (RPI and PMT) have been treated as discontinued subsidiaries in the accompanying Consolidated Financial Statements for the quarter and year-to-date periods ended June 28, 2002 and June 29, 2001.

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

 The Company entered into a Share Purchase Agreement on September 5, 2001, wherein it agreed to transfer 75% of the outstanding shares of RPI to an unrelated buyer for $1 and a $1,550,000 Promissory Note from the subsidiary payable in installments through June 30, 2010. Final consummation of the Agreement was contingent upon the approval of RPI’s lender and the ability of the buyer to obtain financing that would pay off the lender, who threatened foreclosure. In October 2001, the Company decided to record the transaction as a sale since the buyer had assumed day-to-day operational responsibility for RPI and it appeared that the buyer would be able to meet the refinancing requirement. However, due to the continued deterioration of the economy and RPI’s business, the buyer was unable to close the anticipated refinancing transaction, thereby necessitating a reversal of the transaction. As a result, the accompanying Consolidated Financial Statements include RPI’s financial results for the six month and three month periods ended June 28, 2002. See Note 5. The Company guarantees the above mentioned lender's debt and various other debt of RPI. See Notes 4 and 8.

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

Five secured non-related party lenders who were owed a total of $5,813,455 and $2,521,842 by PMT and RPI, respectively, at December 28, 2001, accelerated their loans subsequent to year-end and foreclosed on the collateral securing their loans. Amounts due these lenders at June 28, 2002 totaled $1,587,907 and $1,742,956, respectively.

The Company has guaranteed the debt of two of PMT's secured lenders. Notes owed to these lenders at December 28, 2001 totaled $4,461,548.  The forced liquidation of the collateral securing this debt in March 2002 resulted in a deficiency of $1,563,812. Management is currently negotiating the amount and payment terms of this deficiency with the lenders.  The Company has also guaranteed debt of R.P. Industries, Inc. totaling $1,742,956 at March 29, 2002. The lender foreclosed on the loan in late April 2002 when it became evident that a non-related party who intended to buy RPI was not going to be able to arrange refinancing. Management estimates that a deficiency of $300,000 to $500,000 will result from the forced liquidation of the collateral securing this debt.  In view of these circumstances, management has discontinued the operations of PMT and RPI and is in the process of liquidating these subsidiaries.

On August 15, 2002, the Company entered into an agreement to sell the HMC operation and certain of its assets. HMC did not meet the criteria for being reported as held for sale at June 28, 2002. No loss is anticipated from this sale.

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

Results of Operations

Following is a discussion of the results of operations for the quarter and six month periods ended June 28, 2002, compared to the same periods ended June 29, 2001, and changes in financial condition for the first six months of 2002.  The Company’s RPI and PMT operations are treated as discontinued operations for both periods and, therefore, the following analysis pertains to HMC and corporate operations only.

NET SALES.  Net sales for the quarter ended June 28, 2002 increased $471,006 or 20.4% from the same period in the prior year. The increase reflects improvement in the unit sales of both flameless ration heaters and sales of shelf-stable meals during the period. Sales dollars were also positively impacted by a significant shift in sales to the higher priced, higher margin HeaterMeals Plus meals in the quarter compared to the same quarter in 2001.  Year-to-date sales through June 28, 2002 increased $340,518 or 7.9% compared to the same period in 2001 primarily as a result of an increase in sales of flameless ration heaters

COST OF SALES.  Cost of sales for the quarter ended June 28, 2002 increased $318,897 or 17.3% compared to the same quarter in 2001.  The increase of 17.3% compared favorably to the sales increase of 20.4% and is primarily reflective of production efficiencies achieved during the quarter. Cost of sales for the six month period ended June 28, 2002 increased $84,426 or 2.4% compared to the same period in 2001. The 2.4% increase compared favorably to a 7.9% sales increase. This positive result is reflective of the above mentioned 2nd quarter production efficiencies as well as the non-recurrence in 2002 of costs associated with an HMC special packaging project in the first quarter of 2001 that adversely affected flameless ration heater cost of sales.

GROSS PROFIT.  Gross profit increased $152,109 or 32.2% in the quarter ended June 28, 2002 compared to the same quarter in 2001.  The gross margin percentage was 22.4% in the quarter ended June 28, 2002 compared to 20.4% in the same quarter in 2001. Gross profit increased $256,092 or 33.9% in the six month period ended June 28, 2002 compared to the same period in the prior year. The gross margin percentage was 21.9% for the 2002 year-to-date period compared to 17.6% for the prior year period. The primary reasons for the quarter and six month gross margin percentage increases were the production efficiencies and sales mix change discussed above.

OPERATING EXPENSES.  Operating expenses increased $58,048 or 17.3% in the quarter ended June 28, 2002 compared to the same period in 2001. This increase was in line with the sales increase experienced during the period.  Operating expense increased $145,513 or 21.2% in the year-to-date period ended June 28, 2002 compared to the same period in the prior year. HMC incurred increases in salaries, marketing and professional fees.  The corporate office incurred an increase in legal expenses as a result of the Company’s ongoing operational challenges. The quarter and year-to-date increases also reflect the effect of several accrual reductions in 2001 that reduced Corporate operating expenses for those periods.  Both the quarter and year-to-date increases were less than they would have been had goodwill amortization been recorded in 2002 on a basis comparable with 2001; however, goodwill amortization was eliminated in 2002 in accordance with SFAS 142 (See Note 1e in Consolidated Financial Statements).

INTEREST EXPENSE, NET.  Interest expense, net decreased $17,473 or14.1% in the quarter and $38,062 or 15.2% in the six month period ended June 28, 2002, compared to the same periods in the prior year.  Lower interest rates on all variable rate loans resulted in a decrease in overall borrowing costs. In addition, debt discount amortization did not affect 2002 interest expense, as it did in 2001.

INCOME TAXES.  No income tax benefits attributable to the losses from continuing operations were recorded in the six month periods ended June 28, 2002 and June 29, 2001, as a result of the uncertainty associated with the realization of these tax deferred assets.

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

Five secured non-related party lenders who were owed a total of $5,813,455 and $2,521,842 by PMT and RPI, respectively, at December 28, 2001, accelerated their loans subsequent to year-end and foreclosed on the collateral securing their loans. Amounts due these lenders at June 28, 2002 totaled $1,587,907 and $1,742,956, respectively.

The Company has guaranteed the debt of two of PMT's secured lenders. Notes owed to these lenders at December 28, 2001 totaled $4,461,548.  The forced liquidation of the collateral securing this debt in March 2002 resulted in a deficiency of $1,563,812. Management is currently negotiating the amount and payment terms of this deficiency with the lenders.  The Company has also guaranteed debt of R.P. Industries, Inc. totaling $1,742,956 at March 29, 2002. The lender foreclosed on the loan in late April 2002 when it became evident that a non-related party who intended to buy RPI was not going to be able to arrange refinancing. Management estimates that a deficiency of $300,000 to $500,000 will result from the forced liquidation of the collateral securing this debt.  In view of these circumstances, management has discontinued the operations of PMT and RPI and is in the process of liquidating these subsidiaries.

On August 15, 2002, the Company entered into an agreement to sell the HMC operation and certain of its assets. HMC did not meet the criteria for being reported as held for sale at June 28, 2002. No loss is anticipated from this sale.

As is evidenced by the above, the Company is in the process of liquidation.

Item 4.

- Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer have reviewed, as of a date within 90 days of this filing, the disclosure controls and procedures that ensure that information relating to the Company required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported in a timely and proper manner.  Based upon this review, the Company believes that there are adequate controls and procedures in place.  There are no significant changes in the controls or other factors that could affect the controls after the date of the evaluation.

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

The Company is in violation of certain debt coverage covenant requirements included in several non-related party loan agreements.  In addition, the Company is delinquent in the payment of principal and interest on several loans payable to non-related parties.  As a result, loans totaling $4,489,799 are in default and the outstanding loan balances are classified as current in the accompanying financial statements. .

Item 6. - Exhibit and Reports on Form 8-K

(a)

Exhibits - None

(b)

Reports on Form 8-K - None

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

UNITED SHIELDS CORPORATION

Date:  October 29, 2002

/s/William A. Frey III

William A. Frey III

Chairman and Principal Executive Officer

Date:  October 29,  2002

/s/John F. Quigley

John F. Quigley

Senior Vice President and Principal Accounting Officer

CERTIFICATIONS

Chief Executive Officer

I, William A. Frey, III, certify that:

1.

I have reviewed this quarterly report on Form 10-QSB of United Shields Corporation;

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

Date: October 29, 2002

/s/William A. Frey, III
William A. Frey, III

Chief Financial Officer

I, John F. Quigley, certify that:

1.

I have reviewed this quarterly report on Form 10-QSB of United Shields Corporation;

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

Date: October 29, 2002

/s/John F. Quigley

John F. Quigley

Exhibit 99

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of United Shields Corporation (the “Company”) on Form 10-QSB for the period ending June 28, 2002 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), we, William A. Frey, III, Chief Executive Officer, and John F. Quigley, Chief Financial Officer, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that to the best of our knowledge:

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