Form 10KSB/A
period 2001-12-28
UNITED SHIELDS CORP/OH/
filed 2002-12-19
CIK 808432

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

ITEM 3.

LEGAL PROCEEDINGS.

 On March 30, 2001, the Company filed suit, seeking legal and equitable remedies, against the former owners of PMT for breach of contract, fraud, mutual mistake of fact, promissory estoppel and conversion related to the Company's acquisition of PMT.  The case was originally filed in the Hamilton County, Ohio Court of Common Pleas and is captioned United Shields Corporation vs. Kirchner, et al. The Company’s claims against the defendants are for damages sustained as a result of the Company’s overpayment in the purchase of PMT, in light of the subsequently discovered misrepresentations and omissions which were made by the defendants prior to the sale, as well as for damages in the amount of $250,000 for a letter of credit wrongly converted by the defendants. Contemporaneously with the filing of the lawsuit, the Company gave notice to the defendants that payments to the defendants pursuant to a Promissory Note (originally delivered to them by the Company as part of the purchase price) were being suspended as a result of the defendants’ misrepresentations and omissions.  In response to the Company’s Complaint, the defendants removed the case to the United States District Court, Southern District of Ohio (Case No. C-1-01-267) and filed a counter-claim against the Company based upon allegations that the Company failed to make payments in the amount of $1,394,006 on the Promissory Note between the defendants and the Company and on allegations that the Company failed to pay to the defendants monies due pursuant to an Earn Out Agreement between the parties.  At this point, discovery has been commenced by all parties and trial is currently scheduled for September 2003.

A lawsuit was filed against the Company in November 2001 in the Circuit Court of Chesterfield County, Virginia by Granville Valentine III, former President of R.P. Industries, Inc., for breach of his employment contract. The suit is captioned Granville G. Valentine, III, vs. R.P. Industries, Inc., et al., including United Shields Corporation.  Mr. Valentine was claiming monetary damages in the amount of approximately $450,000.  On or about December 2, 2002, United Shields and R.P. Industries entered into an agreement with Mr. Valentine whereby Mr. Valentine released United Shields and R.P. Industries from all claims in exchange for payment of an immaterial amount.

A series of lawsuits have been filed against the Company in the Circuit Court for the County of Henrico, Virginia by James R.V. Daniel for nonpayment of amounts due him according to a Salary Continuation Agreement entered into by RPI and guaranteed by the Company. Pursuant to such agreement, RPI is obligated to pay Mr. Daniel approximately $615,000.  The Company is defending itself against the claims made in the suit and attempting to settle such claims.

In December 2001, Hart Metals, Inc. filed a lawsuit against The HeaterMeals Company, as successor to Zestotherm, Inc., in the United States District Court for the Middle District of Pennsylvania. Hart Metals is seeking damages for unpaid invoices in the amount of $171,187.50, plus interest, attorneys’ fees and costs.  HeaterMeals is defending itself against the suit on the basis of the defective nature of the material supplied by Hart Metals and has filed a counterclaim for increased costs of production in 2001 in the amount of approximately $200,000.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

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

#

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

#

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

#

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, United Shields Corporation, the Registrant, has duly caused this report on Form 10-KSB/A dated December 17, 2002 to be signed on its behalf by the undersigned, thereunto duly authorized.

United Shields Corporation

Date: December 17, 2002	By:	/s/ William A. Frey III
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

Date: December 17, 2002

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

Date: December 17, 2002

/s/ John F. Quigley

John F. Quigley

Chief Accounting Officer

#

United Shields Corporation

And Subsidiaries

Consolidated Financial Statements

Years Ended December 28, 2001 and December 29, 2000, December 31, 1999

#

United Shields Corporation

and Subsidiaries

Contents

Consolidated Financial Statements
Report of Independent Certified Public Accountants	29
Consolidated Balance Sheets	30-31
Consolidated Statements of Operations	32
Consolidated Statements of Stockholders' Equity	33
Consolidated Statements of Cash Flows	34-35
Notes to Consolidated Financial Statements	36-52

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 18 to the financial statements, as of December 28, 2001, the Company has sustained significant net losses and is in default, including payment default, on most if its debt.  The Company's ability to maintain financing and generate cash flow, which is necessary to permit the realization of assets and satisfaction of liabilities in the ordinary course of business, is uncertain. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

GRANT THORNTON LLP

/s/Grant Thornton LLP

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

United Shields Corporation

and Subsidiaries

Notes to Consolidated Financial Statements

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

Stock option activity for the years ended December 28, 2001, and December 29, 2000 was as follows:

	Number of Shares	Weighted-Average Exercise Price
Balance at December 31, 1999	2,675,000	0.69
Granted	560,000	0.30
Forfeited	(50,000)	0.50
Balance at December 29, 2000	3,185,000	0.63
Granted	0	0.0
Forfeited	(705,000)	2.03
Balance at December 28, 2001	2,480,000	0.58

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

	2001	2000	1999
Computed expected tax benefit	(3,274,903)	$(861,658)	$(311,909)
Amortization of goodwill	1,067,265	145,993	132,203
Increase in cash surrender value of life insurance	-	-	(36,873)
Other	-	108,209	(31,429)
Change in the beginning-of-the-year balance of the valuation allowance	2,207,638	607,456	248,008
	$ -	$ -	$ -

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

15.

LEGAL PROCEEDINGS

On March 30, 2001, the Company filed suit, seeking legal and equitable remedies, against the former owners of PMT for breach of contract, fraud, mutual mistake of fact, promissory estoppel and conversion related to the Company's acquisition of PMT.  The case was originally filed in the Hamilton County, Ohio Court of Common Pleas and is captioned United Shields Corporation vs. Kirchner, et al. The Company’s claims against the defendants are for damages sustained as a result of the Company’s overpayment in the purchase of PMT, in light of the subsequently discovered misrepresentations and omissions which were made by the defendants prior to the sale, as well as for damages in the amount of $250,000 for a letter of credit wrongly converted by the defendants. Contemporaneously with the filing of the lawsuit, the Company gave notice to the defendants that payments to the defendants pursuant to a Promissory Note (originally delivered to them by the Company as part of the purchase price) were being suspended as a result of the defendants’ misrepresentations and omissions.  In response to the Company’s Complaint, the defendants removed the case to the United States District Court, Southern District of Ohio (Case No. C-1-01-267) and filed a counter-claim against the Company based upon allegations that the Company failed to make payments in the amount of $1,394,006 on the Promissory Note between the defendants and the Company and on allegations that the Company failed to pay to the defendants monies due pursuant to an Earn Out Agreement between the parties.  At this point, discovery has been commenced by all parties and trial is currently scheduled for September 2003.

A lawsuit was filed against the Company in November 2001 in the Circuit Court of Chesterfield County, Virginia by Granville Valentine III, former President of R.P. Industries, Inc., for breach of his employment contract. The suit is captioned Granville G. Valentine, III, vs. R.P. Industries, Inc., et al., including United Shields Corporation.  Mr. Valentine was claiming monetary damages in the amount of approximately $450,000.  On or about December 2, 2002, United Shields and R.P. Industries entered into an agreement with Mr. Valentine whereby Mr. Valentine released United Shields and R.P. Industries from all claims in exchange for payment of an immaterial amount.

A series of lawsuits have been filed against the Company in the Circuit Court for the County of Henrico, Virginia by James R.V. Daniel for nonpayment of amounts due him according to a Salary Continuation Agreement entered into by RPI and guaranteed by the Company. Pursuant to such agreement, RPI is obligated to pay Mr. Daniel approximately $615,000.  The Company is defending itself against the claims made in the suit and attempting to settle such claims.

In December 2001, Hart Metals, Inc. filed a lawsuit against The HeaterMeals Company, as successor to Zestotherm, Inc., in the United States District Court for the Middle District of Pennsylvania. Hart Metals is seeking damages for unpaid invoices in the amount of $171,187.50, plus interest, attorneys’ fees and costs.  HeaterMeals is defending itself against the suit on the basis of the defective nature of the material supplied by Hart Metals and has filed a counterclaim for increased costs of production in 2001 in the amount of approximately $200,000.

The Company is involved in various litigation and other routine matters which are incident to the Company’s business. In the opinion of management, the ultimate disposition of such litigation and other matters will not have a material effect upon the Company’s financial statements.

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

Exhibit 99.54

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of United Shields Corporation (the "Company") on Form 10-KSB for the period ending December 28, 2001 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), we, William A. Frey, III, Chief Executive Officer, and John F. Quigley, Chief Financial Officer, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that to the best of our knowledge:

(1)

The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/William A. Frey, III

/s/John F. Quigley

William A. Frey, III

John F. Quigley

Chief Executive Officer

Chief Financial Officer

#