Form 10QSB
period 2002-09-27
UNITED SHIELDS CORP/OH/
filed 2002-12-19
CIK 808432

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-QSB

(Mark One)

    [X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF

THE SECURIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 27, 2002.

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

Yes

No

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  29,059,379 shares as of December 10, 2002.

Transitional Small Business Disclosure Format (check one):

Yes

No  X

UNITED SHIELDS CORPORATION

AND SUBSIDIARIES

INDEX

Part I.	Financial Information

	Item 1.	Consolidated Financial Statements

Consolidated Balance Sheets as of September 27, 2002 and December 28, 2001

Consolidated Statements of Operations for the three and nine month periods ended September 27, 2002 and September 28, 2001

Consolidated Statements of Cash Flows for the nine month periods ended September 27, 2002 and September 28, 2001

Notes to Consolidated Financial Statements

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Item 3	Controls and Procedures

Part II.	Other Information

	Item 1.	Legal Proceedings

	Item 3.	Default Upon Senior Securities

	Item 6.	Exhibits and Reports on Form 8-K

Signatures

United Shields Corporation

and Subsidiaries

Consolidated Balance Sheets

	September 27,	December 28,
	2002	2001

Assets
Current Assets:

Cash	$54,492	$38,318
Accounts receivable, net	550,500	1,333,217
Other receivables	8,022	30,391
Assets held for sale	486,418
Inventories	781,003	1,596,442
Prepaid expenses and other	56,823	151,170
Total current assets	1,937,258	3,149,538

Property, plant and equipment, at cost:

Land	-	776,638
Machinery and equipment	675,168	1,999,880
Office furniture and fixtures	72,126	65,576
Vehicles	-	353
Building and leasehold improvements	3,037	2,419,721
	750,331	5,262,168

Less accumulated depreciation	(437,396)	(350,250)

Net property, plant and equipment	312,935	4,911,918

Other assets:

Deposits	37,812	24,320
Goodwill, net	1,099,597	1,099,597
Other	10,791	19,662
Total other assets	1,148,200	1,143,579

	$3,398,393	$9,205,035
	=======	=======
The accompanying Notes to Consolidated Financial Statements are an integral part of the statements.

United Shields Corporation

and Subsidiaries

Consolidated Balance Sheets (continued)

	September 27,	December 28,
	2002	2001

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities:

Revolving lines of credit	$1,755,856	$3,748,439
Notes payable - related parties	2,408,319	2,189,637
Notes payable	2,499,261	5,194,171
Capital lease obligation	22,891	157,372
Accounts payable	1,982,098	2,305,883
Accrued expenses and other current liabilities	2,385,312	1,499,044
Total current liabilities	11,053,737	15,094,546

Notes payable	-	205,624
Capital lease obligation	5,794	10,485
Deferred compensation	565,231	565,231
Total liabilities	11,624,762	15,875,886

Stockholders’ equity (deficit):

Common stock - authorized 500,000,000 shares without par value; stated value $0.01; issued 19,454,875 shares at September 27, 2002 and December 28, 2001	194,549	194,549
Treasury stock - at cost, 395,496 shares at September 27, 2002 and December 28, 2001	(55,530)	(55,530)
Additional paid in capital	10,882,109	10,882,109
Accumulated deficit	(19,247,497)	(17,691,979)
Total stockholders’ equity (deficit)	(8,226,369)	(6,670,851)

	$3,398,393	$9,205,035
	========	========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

United Shields Corporation

and Subsidiaries

Consolidated Statements of Operations

	Three Months Ended		Nine Months Ended
	Sept 27,	Sept 28,	Sept 27,	Sept 28,
	2002	2001	2002	2001

Net sales	$1,919,942	$2,248,998	$6,547,982	$6,536,520
Cost of sales	1,797,436	1,809,178	5,412,882	5,340,198
Gross profit	122,506	439,820	1,135,100	1,196,322

Operating expenses:
Selling, general and administrative	490,812	380,495	1,323,297	1,016,911
Goodwill amortization	-	25,278	-	75,834
Total operating expenses	490,812	405,773	1,323,297	1,092,745

Income (loss) from operations	(368,306)	34,047	(188,197)	103,577

Other income (expense):
Interest expense, net	(226,344)	(124,072)	(438,543)	(374,333)
Management fee due buyer	(182,352)	-	(182,352)	-
Other	3,328	(1,959)	11,808	10,901
Total other expense	(405,368)	(126,031)	(609,087)	(363,432)

Income (loss) from continuing operations	(773,674)	(91,984)	(797,284)	(259,855)

Loss from operation of discontinued subsidiaries	(25,615)	(975,509)	(758,234)	(4,605,383)

Net loss	$(799,289) ========	$(1,067,493) ========	$(1,555,518) ========	$(4,865,238) ========

Weighted average number of shares outstanding -
basic and diluted	19,059,379 ========	19,059,379 ========	19,059,379 ========	19,150,648 ========

Income (loss) from continuing operations per
common share-basic and diluted	$(0.04)	$(0.01)	$(0.04)	$(0.01)

Loss from operation of discontinued subs per
common share-basic and diluted	(0.00)	(0.05)	(0.04)	(0.24)

Net loss per common share - basic and diluted	$(0.04) ========	$(0.06) ========	$(0.08) ========	$(0.25) ========

The accompanying Notes to Consolidated Financial Statements are an integral part of the statements.

United Shields Corporation

and Subsidiaries

Consolidated Statements of Cash Flows

	Nine Months Ended
	September 27	September 28
	2002	2001
Net cash flows provided by (used in) operating activities:
Net loss	$(1,555,518)	(4,865,238)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization - property, plant and equipment	278,775	950,294
Amortization of goodwill, warrants and debt discount	219,486	309,929
Impairment loss on goodwill and property	-	3,310,766
Loss on sale of property and equipment	-	13,279
Changes in working capital accounts:
Accounts and other receivables	805,086	2,205,707
Inventories	815,439	288,138
Prepaid expenses and other	94,347	(206,418)
Deposits and other	(4,621)	23,196
Accounts payable	(323,789)	(816,183)
Accrued expenses and other current liabilities	886,268	(158,756)

Net cash provided by operating activities	1,215,473	1,054,714

Cash flows provided by (used in) financing activities:
Purchase of property and equipment	(27,798)	(169,651)
Proceeds from disposal of property and equipment	3,861,588	1,200
Decrease in restricted short-term investments	-	944,395

Net cash provided by investing activities	3,833,790	775,944

Cash flows provided by (used in) financing activities:
Borrowings under revolving line of credit	103,400	92,800
Payments on revolving line of credit	(2,095,983)	(1,511,932)
Payments on notes payable - related parties	(800)	(44,875)
Borrowings on notes payable	-	162,427
Payment on notes payable	(2,900,534)	(590,314)
Payments on capital lease obligations	(139,172)	(32,212)
Purchases of Treasury Stock	-	(55,530)

Net cash used in financing activities	(5,033,089	(1,979,636)

Net increase (decrease) in cash	16,174	(148,978)

Cash at beginning of period	38,318	272,358
Cash at end of period	$54,492	123,380

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

United Shields Corporation

Notes to Consolidated Financial Statements

September 27, 2002

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

 As a result of the initiation of foreclosure proceedings by PMT’s primary lenders, management liquidated the subsidiary in March 2002. All assets were sold at auction. Proceeds from the auctions were approximately $2,700,000, which was used to partially liquidate the liabilities due to secured creditors (see Note 8). At September 27, 2002, assets and liabilities of the subsidiary are $35,000 and $4,065,079, respectively. Revenues of the subsidiary for the nine months ended September 27, 2002 were $703,954. No loss on disposal of the subsidiary was recorded in 2002.

As a result of the initiation of foreclosure proceedings by RPI’s primary lender, management began liquidation proceedings in April 2002. Production at the Oxford, NC plant continued until early July to fill existing sales orders. The Richmond, VA plant, which was closed in October 2001, was sold in June 2002. Proceeds from the sale of the Richmond plant, machinery and equipment and the Oxford machinery and equipment were approximately $1,100,000. The secured lender has taken possession of the Oxford, NC plant real estate and is attempting to sell it. Proceeds from a sale will be used to partially liquidate the secured lender’s note.  At September 27, 2002, assets and liabilities of the subsidiary were $486,418 and $4,050,446, respectively. Revenues of the subsidiary were $1,752,969 for the nine months ended September 27, 2002. No loss on disposal of the subsidiary was recorded in 2002.

See the Consolidated Statement of Operations for disclosure of the loss from operations of discontinued subsidiaries (PMT and RPI) for the three and nine month periods ended September 27, 2002.

2.  Summary of Significant Accounting Policies

a.  Interim Financial Statements

The September 27, 2002 and September 28, 2001 financial data are unaudited, however, in the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the consolidated financial statements for the respective periods.  Interim results are not necessarily indicative of results for a full year.  The consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended December 28, 2001.

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

d.  Per Share Data

Potential common shares relating to options and warrants to purchase common stock were not included in the weighted average number of shares for the periods ended September 27, 2002 and September 28, 2001 because their effect, if any, would have been anti-dilutive.

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

The following table reflects unaudited pro forma results of operations after giving effect to SFAS 142, Goodwill and Intangible Assets, as if it were adopted on January 1, 2001:

	Nine Months Ended	Three Months Ended
	September 28, 2001	September 28, 2001
Net loss, as reported	$(4,865,238)	(1,067,493)
Add back: amortization expense	75,834	25,278
Pro forma net loss	(4,789,404)	(1,042,215)
	========	========
Basic net loss per share:
As reported	(0.25)	$(0.06)
Pro forma	(0.25)	$(0.06)

4.  Default Upon Senior Securities

The Company is in violation of certain debt coverage covenant requirements included in several non-related party loan agreements.  In addition, the Company is delinquent in the payment of principal and interest on several loans payable to non-related parties.  As a result, loans to non-related parties totaling $3,872,098 are in default and the outstanding loan balances are classified as current in the accompanying financial statements.  See Note 8.

5.  Business Segments

The Company has one reportable segment at September 27, 2002: Specialty Products. The Specialty Products segment consists of the Company’s HMC subsidiary which manufacturers and markets patented, portable electrochemical heaters and a line of shelf-stable meals that incorporate such heaters. Subsidiaries comprising the discontinued Plastic Injection Molding segment (RPI and PMT) have been treated as discontinued subsidiaries in the accompanying Consolidated Financial Statements for the quarter and year-to-date periods ended September 27, 2002 and September 28, 2001.

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

7.  Reversal of Sale of Subsidiary

 The Company entered into a Share Purchase Agreement on September 5, 2001, wherein it agreed to transfer 75% of the outstanding shares of RPI to an unrelated buyer for $1 and a $1,550,000 Promissory Note from the subsidiary payable in installments through June 30, 2010. Final consummation of the Agreement was contingent upon the approval of RPI’s lender and the ability of the buyer to obtain financing that would pay off the lender, who threatened foreclosure. In October 2001, the Company decided to record the transaction as a sale since the buyer had assumed day-to-day operational responsibility for RPI and it appeared that the buyer would be able to meet the refinancing requirement. However, due to the continued deterioration of the economy and RPI’s business, the buyer was unable to close the anticipated refinancing transaction, thereby necessitating a reversal of the transaction. As a result, the accompanying Consolidated Financial Statements include RPI’s financial results for the nine month and three month periods ended September 27, 2002. See Note 5. The Company guarantees the above mentioned lender's debt and various other debt of RPI. See Notes 4 and 8.

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

Five secured non-related party lenders who were owed a total of $5,813,455 and $2,521,842 by PMT and RPI, respectively, at December 28, 2001, accelerated their loans subsequent to year-end and foreclosed on the collateral securing their loans. Amounts due these lenders at September 27, 2002 totaled $1,587,907 and $1,125,256, respectively.

The Company has guaranteed the debt of two of PMT's secured lenders. Notes owed to these lenders at December 28, 2001 totaled $4,461,548.  The forced liquidation of the collateral securing this debt in March 2002 resulted in a deficiency of $1,563,812. Management is currently negotiating the amount and payment terms of this deficiency with the lenders.  The Company has also guaranteed debt of R.P. Industries, Inc. totaling $1,125,256 at September 27, 2002. The lender foreclosed on the loan in late April 2002 when it became evident that a non-related party who intended to buy RPI was not going to be able to arrange refinancing. Management estimates that a deficiency of approximately $600,000 will result from the forced liquidation of the collateral securing this debt.  In view of these circumstances, management has discontinued the operations of PMT and RPI and is in the process of liquidating these subsidiaries.

On August 15, 2002, the Company entered into an agreement to sell the HMC operation and certain of its assets to a third party, subject to shareholder approval. The third party has been operating HMC under a management agreement since that date. The management agreement calls for the third party to receive net profits earned during the period of the agreement as a management fee. This fee amounted to $182,352 through September 27, 2002 and has been accrued in the accompanying financial statements. No loss is anticipated from this sale.

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

Results of Operations

Following is a discussion of the results of operations for the quarter and nine month periods ended September 27, 2002, compared to the same periods ended September 28, 2001, and changes in financial condition for the first nine months of 2002.  The Company’s RPI and PMT operations are treated as discontinued operations for both periods and, therefore, the following analysis pertains to HMC and corporate operations only.

NET SALES.  Net sales for the quarter ended September 27, 2002 decreased $329,056 or 14.6% from the same period in the prior year. The decrease reflects a slow down in the unit sales of both flameless ration heaters and sales of shelf-stable meals during the period compared to the prior year. Year-to-date sales through September 27, 2002 increased $11,462 or 0.2% compared to the same period in 2001.

COST OF SALES.  Cost of sales for the quarter ended September 27, 2002 decreased $11,742 or 0.6% compared to the same quarter in 2001.  This decrease is less than the comparable decrease in sales as the result of an obsolete inventory adjustment made during the quarter. Cost of sales for the nine month period ended September 27, 2002 increased $72,684 or 1.4% compared to the same period in 2001. This increase compared favorably to the YTD increase in sales in spite of the negative effect on YTD cost of sales of the above mentioned obsolete inventory write-off. Production efficiencies and the non-recurrence in 2002 of costs associated with an HMC special packaging project in the first quarter of 2001 had a positive effect on quarter and YTD cost of sales.

GROSS PROFIT.  Gross profit decreased $317,314 or 72.1% in the quarter ended September 27, 2002 compared to the same quarter in 2001.  The gross margin percentage was 6.4% in the quarter ended September 27, 2002 compared to 19.6% in the same quarter in 2001. The primary cause of this decrease was the obsolete inventory adjustment discussed above. Gross profit decreased $61,222 or 5.1% in the nine month period ended September 27, 2002 compared to the same period in the prior year. The gross margin percentage was 17.3% for the 2002 year-to-date period compared to 18.3% for the comparable prior year period.

OPERATING EXPENSES.  Operating expenses increased $85,039 or 21.0% in the quarter ended September 27, 2002 compared to the same period in 2001. Operating expense increased $230,552 or 21.1% in the year-to-date period ended September 27, 2002 compared to the same period in the prior year. HMC incurred increases in salaries, marketing and professional fees.  The corporate office incurred an increase in legal expenses as a result of the Company’s ongoing operational challenges. The current quarter and year-to-date increases also reflect the effect of several accrual reductions in 2001 that reduced Corporate operating expenses for those periods.  Both the current quarter and year-to-date increases were less than they would have been had goodwill amortization been recorded in 2002 on a basis comparable with 2001; however, goodwill amortization was eliminated in 2002 in accordance with SFAS 142 (See Note 1e in Consolidated Financial Statements).

INTEREST EXPENSE, NET.  Interest expense, net increased $102,272 or 82.4% in the quarter and $64,210 or 17.2% in the nine month period ended September 27, 2002, compared to the same periods in the prior year.  Lower interest rates on all variable rate loans and lower outstanding loan balances resulted in a decrease in overall borrowing costs in both the quarter and YTD periods. In addition, debt discount amortization did not affect 2002 interest expense, as it did in 2001. However, these decreases were offset by a $139,670 write-off of unamortized warrant expense in the current quarter, which had the effect of increasing a related loan balance to its gross amount.

INCOME TAXES.  No income tax benefits attributable to the losses from continuing operations were recorded in the nine month periods ended September 27, 2002 and September 28, 2001, as a result of the uncertainty associated with the realization of these tax deferred assets.

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

Five secured non-related party lenders who were owed a total of $5,813,455 and $2,521,842 by PMT and RPI, respectively, at December 28, 2001, accelerated their loans subsequent to year-end and foreclosed on the collateral securing their loans. Amounts due these lenders at September 27, 2002 totaled $1,587,907 and $1,125,256, respectively.

The Company has guaranteed the debt of two of PMT's secured lenders. Notes owed to these lenders at December 28, 2001 totaled $4,461,548.  The forced liquidation of the collateral securing this debt in March 2002 resulted in a deficiency of $1,563,812. Management is currently negotiating the amount and payment terms of this deficiency with the lenders.  The Company has also guaranteed debt of R.P. Industries, Inc. totaling $1,125,256 at September 27, 2002. The lender foreclosed on the loan in late April 2002 when it became evident that a non-related party who intended to buy RPI was not going to be able to arrange refinancing. Management estimates that a deficiency of approximately $600,000 will result from the forced liquidation of the collateral securing this debt.  In view of these circumstances, management has discontinued the operations of PMT and RPI and is in the process of liquidating these subsidiaries.

On August 15, 2002, the Company entered into an agreement to sell the HMC operation and certain of its assets to a third party, subject to shareholder approval. No loss is anticipated from this sale.The third party has been operating HMC under a management agreement since that date. The management agreement calls for the third party to receive net profits earned during the period of the agreement as a management fee. This fee amounted to $182,352 through September 27, 2002 and has been accrued in the accompanying financial statements.

As is evidenced by the above, the Company is in the process of liquidation.

Item 3.

- Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer have reviewed, as of a date within 90 days of this filing, the disclosure controls and procedures that ensure that information relating to the Company required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported in a timely and proper manner.  Based upon this review, the Company believes that there are adequate controls and procedures in place.  There are no significant changes in the internal controls or other factors that could significantly affect the internal controls after the date of the evaluation.

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

Item 3. - Default Upon Senior Securities

The Company is in violation of certain debt coverage covenant requirements included in several non-related party loan agreements.  In addition, the Company is delinquent in the payment of principal and interest on several loans payable to non-related parties.  As a result, loans totaling $3,872,098 are in default and the outstanding loan balances are classified as current in the accompanying financial statements.

Item 6. - Exhibit and Reports on Form 8-K

(a)

Exhibits - None

(b)

Reports on Form 8-K - None

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

UNITED SHIELDS CORPORATION

Date:  December 17, 2002

/s/William A. Frey III

William A. Frey III

Chairman and Principal Executive Officer

Date:  December 17,  2002

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

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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

6.

The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 17, 2002

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

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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

6.

The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 17, 2002

/s/John F. Quigley

John F. Quigley

Exhibit 99

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of United Shields Corporation (the “Company”) on Form 10-QSB for the period ending September 27, 2002 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), we, William A. Frey, III, Chief Executive Officer, and John F. Quigley, Chief Financial Officer, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that to the best of our knowledge:

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